Form 10-Q
period 1995-03-31
GALAXY CABLEVISION L P
filed 1995-05-15
CIK 809608

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


          (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended March 31, 1995

                                          OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

                            Commission file number 1-9423


                                GALAXY CABLEVISION, L.P.
                (Exact name of Registrant as specified in its charter)


                   Delaware                          43-1429049
            (state of incorporation)   (IRS Employer Identification Number)


           c/o Galaxy Cablevision Management, Inc.
           1220 North Main, Sikeston, Missouri                     63801
           (address of principle executive offices)             (zip code)

          Registrant's telephone number, including area code (314) 471-3080

          Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                     Yes    X                          No ______

          Number of Limited Partnership Units outstanding as of May 1, 1995
          - 2,142,000





                               GALAXY CABLEVISION, L.P.

                                      FORM 10-Q

                      FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                        INDEX


                                                                     PAGE
          PART I.    Financial Information

                Item 1.   Financial Statements  . . . . . . . . . . .  3
                          Notes to Financial Statements . . . . . . .  7

                Item 2.   Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations  . . . . . . . . . . . . . . .   11

          PART II.   Other Information  . . . . . . . . . . . . . .   15




                            PART I.  FINANCIAL INFORMATION

                           ITEM 1. -- FINANCIAL STATEMENTS

                               GALAXY CABLEVISION, L.P.
                       (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
                  STATEMENTS OF NET ASSETS IN PROCESS OF LIQUIDATION


                                         March 31, 1995   December 31, 1994
                                           (unaudited)

        CASH AND CASH EQUIVALENTS           $4,647,406         $14,571,652

        OTHER CURRENT ASSETS                   578,855             767,002

        ESCROW DEPOSITS                        100,000             100,000

        DUE FROM AFFILIATES-NET                215,895             327,071

        INVESTMENT IN AFFILIATE (Note 6)     2,500,000           2,500,000

        CABLE TELEVISION SYSTEMS                     0           3,550,000

        NOTES RECEIVABLE                     1,761,256           1,561,256
                                          -------------        ------------
        TOTAL ASSETS                         9,803,412          23,376,981
                                          -------------        ------------


        NOTES PAYABLE                                0           1,281,816





        ACCOUNTS PAYABLE                       155,922             602,448

        ACCRUED EXPENSES AND OTHER
          LIABILITIES                          162,482             703,383

        ACCRUED DISTRIBUTIONS TO PARTNERS            0          11,250,909

        RESERVE FOR ESTIMATED COSTS
            DURING PERIOD OF LIQUIDATION      1,146,583          1,200,000
                                          -------------        ------------
        TOTAL LIABILITIES                    1,464,987          15,038,556
                                          -------------        ------------
        NET ASSETS IN PROCESS
            OF LIQUIDATION                 $ 8,338,425          $8,338,425
                                          =============        ============
        See notes to financial statements.


                               GALAXY CABLEVISION, L.P.
                       (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
             STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
                                     (unaudited)


                                                           For the
                                                    Three Months Ended
                                                       March 31, 1995

        Net Assets in Process of Liquidation
            as of December 31, 1994                        $8,338,425

        Expenses in Excess of Revenues from
            Operations                                        (53,417)

        Reduction in Reserve for Estimated Costs
            During Period of Liquidation                       53,417
                                                           -----------
        Net Assets in Process of Liquidation
            as of March 31, 1995                           $8,338,425


        See notes to financial statements.


                               GALAXY CABLEVISION, L.P.
                               STATEMENT OF OPERATIONS
                               (Historical Cost Basis)
                                     (Unaudited)
                                                                For the
                                                          Three Months Ended
                                                            March 31, 1994

        SUBSCRIPTION SERVICES REVENUE                         $5,043,918
                                                              -----------
        OPERATING EXPENSES:





        Systems operations (exclusive of
          depreciation and amortization
          expense shown separately below):
            Related Party                                         12,003
            Other                                              2,007,022
                                                              -----------
                                                               2,019,025
        Selling, general and administrative:
            Related Party                                        422,274
            Other                                                998,166
                                                              -----------
                                                               1,420,440

        Depreciation Expense                                   1,602,256
        Amortization Expense                                     133,396
                                                              -----------
        Total operating expenses                               5,175,117
                                                              -----------
        OPERATING LOSS                                          (131,199)

        EQUITY IN LOSS OF INVESTEE                              (189,704)
        INTEREST INCOME                                           36,059
        OTHER INCOME                                              34,912
        INTEREST EXPENSE                                        (409,216)
                                                              -----------
        NET LOSS                                              $ (659,148)
                                                              ===========
        ALLOCATION OF NET LOSS
        General Partners                                      $   (6,591)
                                                              ===========
        Limited Partners                                      $ (652,557)
                                                              ===========
        NET LOSS PER LIMITED PARTNERSHIP UNIT                 $    (0.30)
                                                              ===========
        WEIGHTED AVERAGE NUMBER OF LIMITED
          PARTNERSHIP UNITS OUTSTANDING                        2,142,000
                                                              ===========
        See notes to financial statements.


                               GALAXY CABLEVISION, L.P.
                               STATEMENT OF CASH FLOWS
                               (Historical Cost Basis)
                                     (Unaudited)

                                                                For the
                                                          Three Months Ended
                                                            March 31, 1994
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                              $ (659,148)

        Adjustments to reconcile net loss
        to net cash flow provided by
        operating activities:
            Depreciation and amortization                      1,735,652





            Gain on sale of assets                               (27,382)
            Equity in loss of investee                           189,704

        Net changes in assets and liabilities:
            Subscriber receivables                               (81,116)
            Prepaid expenses and other assets                      2,136
            Due to affiliate - net                              (345,582)
            Accounts payable                                     407,210
            Accrued expenses and
              other liabilities                                  (24,517)
                                                              -----------
        Net cash provided by operating
            activities                                         1,196,957
                                                              -----------
        CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of assets                          27,382
            Upgrade of cable TV systems                         (587,385)
            Purchase of vehicles and
              equipment                                         (236,291)
                                                              -----------
        Net cash used by investing
              activities                                        (796,294)
                                                              -----------
        CASH FLOWS FROM FINANCING ACTIVITIES:
            Repayments of borrowings                            (507,468)
                                                              -----------
        DECREASE IN CASH                                        (106,805)

        CASH AT BEGINNING OF THE PERIOD                          475,345

        CASH AT END OF THE PERIOD                             $  368,540
                                                              ===========
        SUPPLEMENTAL CASH FLOW INFORMATION
            Cash paid for interest                            $  474,522
                                                              ===========
        See notes to financial statements.



        GALAXY CABLEVISION, L.P.
        (In Process of Liquidation - Notes 1 & 2)
        NOTES TO THE FINANCIAL STATEMENTS
          (Unaudited)

        1.   STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

               The attached interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made, including those required for liquidation basis accounting. The interim financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all the disclosures required by generally accepted accounting





               principles. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

               On September 30, 1994, the partnership adopted the liquidation basis of accounting as a result of the Texas-Louisiana Sale (see below). The statements of net assets in process of liquidation at March 31, 1995 and December 31, 1994 and the statement of changes in net assets in process of liquidation for the three months ended March 31, 1995 have been prepared on a liquidation basis. Assets have been presented at estimated net realizable value and liabilities have been presented at estimated settlement amounts.

               The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's assets. The actual value of liquidating distributions, if any, will depend on a variety of factors, including the actual timing of distributions to Unitholders, and the resolution of the Partnership's contingent liabilities and the costs of winding up. The actual amounts are likely to differ from the amounts presented in the financial statements.

               The statements of operations and cash flows for the three months ended March 31, 1994 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously been reporting its financial condition and its results of operations.

        2.     SALE OF CABLE TELEVISION SYSTEMS

               On September 30, 1994, the partnership sold all of the Texas-Louisiana Systems, which consisted of 34,355 basic subscribers as of such date (approximately 59% of the Partnership's total basic subscribers), to Friendship Cable of Texas. Inc. (the "Texas-Louisiana Sale") for a purchase price of $42,625,000 (before proration of certain expenses), or approximately $1,241 per basic subscriber. A portion of the purchase price, approximately $100,000, is currently being held in escrow pending the completion by the partnership of certain tasks related to the sale.

               The Kentucky Systems, which served 15,270 basic subscribers as of November 30, 1994, were sold on December 23, 1994 to Galaxy Telecom, L.P. (the "Kentucky Sale") for $18,437,500 (before proration of certain expenses), or approximately $1,207 per basic subscriber.

               On December 7, 1994 the Austin Systems, which served 5,417 basic subscribers as of November 30, 1994, were sold to Time Warner Entertainment Company, L.P., through its division
               Time Warner Cable Ventures ("Time Warner") for $7,300,000





               (before proration of certain expenses), or approximately $1,348 per basic subscriber.

               On December 23, 1994, the Partnership entered into a definitive Asset Purchase Agreement (the "Cameron Purchase Agreement") to sell the Cameron Systems to Galaxy Telecom, L.P. for a purchase price of $3,550,000 (the "Cameron Sale"). The sale was approved unanimously by the disinterested directors of Galaxy Cablevision Management, Inc., as required under the Partnership Agreement.

               The Cameron Sale closed on March 31, 1995. On that date, in accordance with the terms of the Cameron Purchase Agreement, Galaxy Telecom, L.P. delivered to the Partnership cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The $200,000 promissory note (the "Telecom Note") is a balloon note under which all principal and interest are due and payable in March, 2004. Interest is compounded annually and accrues at rates from 9% to 17% over the 9 year term. This note is included in notes receivable on the statement of net assets in process of liquidation as of March 31, 1995.

               On the same date the Partnership entered into the Cameron Purchase Agreement, an agreement was reached between Galaxy and the Gleasons providing for the purchase of the Telecom Note by the Gleasons from the partnership upon the Partnership making one or more distributions to Unitholders amounting in the aggregate to $1 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. Under the agreement (the "Put Agreement"), the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase.

        3.     RELATED PARTY TRANSACTIONS

               The Partnership has historically shared certain operational and administrative expenses with other companies affiliated with the General Partners. Expenses which cannot be specifically identified to a particular company are allocated to the various companies using a formula that relates benefits derived to subscribers of each company, homes passed of each company and/or revenues of each company. Management believes this allocation method and the resulting expenses are reasonable. For the three months ended March 31, 1994, there were $12,003 of systems operating expenses and $422,274 of selling, general and administrative expenses allocated to the Partnership from a related party. For the three months ended March 31, 1995 the were $1,846 of systems operation expenses and $2,266 of selling, general and administrative expenses allocated to the Partnership from a related party.





               The Partnership pays to the Managing General Partner management fees for management services. Payments for the three months ended March 31, 1995 were $14,834. Payments for the three months ended March 31, 1994 totalled $226,973.

               The Partnership has historically used a related entity to provide air travel to the various regions where it operates CATV systems and the corporate offices. These payments totalled $23,999 for the three months ended March 31, 1994. There were no such expenses for the three months ended March 31, 1995. The expense is based on an hourly in-flight charge plus fuel and other direct costs. In addition, the Partnership leases certain office space from a shareholder of a related entity. The rental payments for the first quarter of 1995 were 9,800. The rental payments for the first quarter of 1994 were $28,825. Such transactions with related entities are on terms at least as favorable as those prices and terms being offered generally in the same marketplace by unrelated entities for goods and services as nearly identical as possible in regard to quality, technical advancement and availability.

        4.     NOTES PAYABLE

               During January of 1995, the Partnership paid from the proceeds from the Kentucky Sale $450,000 to Fleet National Bank on its Revolving Credit and Term Loan Agreement, $104,000 on the acquisition note payable to Jim Parks, and $727,816 on certain installment notes payable. As of March 31, 1995 there are no outstanding notes payable by the Partnership.

        5.     DISTRIBUTIONS TO UNITHOLDERS AND GENERAL PARTNERS

               On April 10, 1995, the Managing General Partner of the Partnership approved a distribution of $1.00 per unit payable on May 5, 1995, to the Unitholders of record as of the close of business on April 24, 1995. This distribution resulted in a payment of $2,142,000 to the Unitholders and $21,636 to the General Partners.


        6.     INVESTMENT IN AFFILIATE

               The investment in affiliate, "Charter Holdings Investment", has been adjusted to approximate the net realizable value of the Company's investment assuming a discount factor of approximately 30% applied to the quoted price of CableMaxx, Inc. common stock multiplied by the estimated number of shares of such common stock indirectly owned by the Partnership through its investment in Charter Wireless Cable Holdings, L.L.C. (approximately 730,000 shares). The only assets held by Charter Wireless Holdings, L.L.C. are shares of CableMaxx, Inc, a publicly traded operator of certain wireless cable television systems located in Texas.







                          PART I.  FINANCIAL INFORMATION

                   ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

               The Partnership realized no revenues in excess of expenses from operations during the first quarter of 1995, as expenses incurred were generally anticipated and within amounts accrued for such purposes under accrued expenses and other liabilities and reserve for estimated costs during period of liquidation. Aside from such expenses, no adjustment was made to the reserve for estimated costs during the period of liquidation. The revenues in excess of expenses from operations is unaffected by depreciation and amortization expenses, as such expenses are not recognized under liquidation basis accounting.

        SALE OF CABLE SYSTEMS

               On December 23, 1994, the Partnership entered into a definitive Asset Purchase Agreement (the "Cameron Purchase Agreement") to sell the Cameron Systems to Galaxy Telecom, L.P. for a purchase price of $3,550,000 (the "Cameron Sale"). The sale was approved unanimously by the disinterested directors of Galaxy Cablevision Management, Inc., as required under the Partnership Agreement.

               The Cameron Sale closed on March 31, 1995. On that date, in accordance with the terms of the Cameron Purchase Agreement, Galaxy Telecom, L.P. delivered to the Partnership cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The $200,000 promissory note (the "Telecom Note") is a balloon note under which all principal and interest are due and payable in March, 2004. Interest is compounded annually and accrues at rates from 9% to 17% over the 9 year term.

        LIQUIDITY AND CAPITAL RESOURCES

               As of December 31, 1994, the Partnership had $14,571,652 in cash and cash equivalents deposited primarily in interest-bearing accounts. On January 20, 1995, the Partnership paid distributions to the Unitholders and General Partners in the amount of $11,250,909. On January 31, 1995 the Partnership paid $450,000 to satisfy in full all principal indebtedness under its Revolving Credit and Term Loan Agreement with
               Fleet National Bank. On March 31, 1995 the Partnership received cash proceeds from the Cameron Sale of $3,350,000. During the first three months of 1995, the Partnership also





               paid other liabilities and expenses, leaving a balance of $4,647,406 in cash and cash equivalents deposited mainly in interest-bearing accounts.

               As of March 31, 1995, other current assets is comprised of interest accrued on notes receivable of $537,082, and miscellaneous receivables of $41,773.

               As of March 31, 1995, cash and cash equivalents exceeded total liabilities by $3,182,419.

               The liquidity needs of the Partnership for the remainder of 1995 are expected to be satisfied by existing cash reserves or by the proceeds from the sale of the remaining assets.

               The Partnership accrued a reserve of $1,200,000 as of December 31, 1994 to cover certain costs during the period of liquidation, such as the accrual for state income taxes, future losses from operations of the Cameron Systems, future state income tax liabilities, professional fees, general and administration expenses, contingency reserves and other costs related to dissolution and winding up. Galaxy also accrued $11,250,909 as of such date to pay the distribution to the partners of the same amount declared by the Partnership on December 23, 1994 and paid to the partners on January 20, 1995.

        RATE REGULATION

               The Federal Communication Commission ("FCC") adopted new rules effective September 1, 1993 that grant to local franchising authorities the right to regulate rates charged for basic cable service, subject to standards and procedures established by the FCC. These rate regulations were revised by the FCC effective May 15, 1994. The regulations, before and after revision, did not have a material effect on the Partnership's revenues, but did contribute to a climate of uncertainty in the cable industry, which was a factor considered by the Partnership in determining to sell its cable systems.

        DISSOLUTION; WINDING UP

               Having sold all of its operating assets, the Partnership is now in dissolution. The Managing General Partner is in the process of liquidating the Partnership's non-operating assets and winding up the Partnership's affairs. In connection with the Cameron Sale, Galaxy received and now holds the Telecom Note, which is a promissory note in the amount of $200,000 from Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P., the purchaser of the Cameron Systems. Galaxy also holds the Harron Note, which is a note receivable in the face amount of $1,500,000 from Harron Cablevision of Texas, Inc. Galaxy's only other significant non-cash asset is its minority (approximately





               14.6%) interest in Charter Wireless Cable Holdings, L.L.C. ("Charter Holdings"), which is the majority owner of CableMaxx, Inc. a publicly traded operator of certain wireless cable television systems located in Texas (the "Charter Holdings Investment").

               None of the Telecom Note, the Harron Note or the Charter Holdings Investment are currently liquid. Under the terms of the governing documents of Charter Holdings, the Partnership cannot transfer its ownership interest in Charter Holdings without the consent of the other members and, even if such consents were obtained, the Managing General Partner believes the Partnership would be required to sell its investment at a substantial discount. However, the Managing General Partner believes that Charter Holdings may ultimately either liquidate its investment in CableMaxx and distribute the proceeds to the members, including Galaxy, or distribute the CableMaxx stock directly to the members. It is therefore the Managing General Partner's current intention to continue to hold the Charter Holdings Investment until such distribution unless the Partnership is able to sell the investment without substantial discount. The Partnership cannot predict when it well receive distributions, if any, in respect of the Charter Holdings Investments.

               The Harron Note is a balloon note under which all principal and accrued interest is not payable until June 1996. Principal and interest accrued through March 31, 1995 equals approximately $2,000,000. Although the Partnership is not restricted from selling the Harron Note, the Managing General Partner believes that such a sale would be at a substantial discount to the value of the note. As a result, the Managing General Partner currently expects to hold the Harron Note until its maturity.

               The Telecom Note is also a balloon note, under which all principal and accrued interest are due and payable in March 2004. Galaxy is restricted from selling the Telecom Note to anyone except an affiliate of the Partnership. On December 23, 1994, Galaxy entered into an agreement with Tommy L. Gleason and Tommy L. Gleason, Jr. (the "Gleasons") which requires the Gleasons to purchase the Telecom Note from the Partnership upon the Partnership thereafter making one or more distributions to Unitholders amounting in the aggregate to $1 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. Under the agreement (the "Put Agreement"), the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase. The Managing General Partner currently intends to hold the Telecom Note until it is purchased by the Gleasons in accordance with the Put Agreement.





               In connection with the Texas-Louisiana Sale and the Austin Sale, the Partnership has undertaken certain indemnification obligations. Specifically, Galaxy has agreed to indemnify Friendship, the purchaser of the Texas-Louisiana Systems, for certain damages, liabilities, costs and expenses incurred by Friendship solely as a result of any breach by Galaxy of any written representation, warranty agreement or covenant of Galaxy contained in the Texas-Louisiana Purchase Agreement and for liabilities arising out of ownership of the systems prior to September 30, 1994. The Partnership's maximum liability for such breach is $2,000,000. Galaxy's representations and warranties survive until March 31, 1996 (except as to tax matters, which survive for the applicable statute of limitations). Any claims for indemnification cannot be made until the total of all such claims exceeds $50,000.

               The Partnership has also agreed to indemnify Time Warner, the purchaser of the Austin Systems, for certain claims, losses, liabilities, damages, liens, penalties, costs and expenses incurred by Time Warner as a result of any breach by Galaxy of any written representation, warranty, agreement or covenant of Galaxy contained in the Austin Purchase Agreement. The Partnership's maximum liability for such breach is $1,200,000. The representations and warranties survive until June 7, 1996, and any claim for indemnification must be made by September 5, 1996. No claim can be made until the total of all such claims exceeds $25,000.

               The risk of Galaxy being required to pay an indemnification claim is a factor which the Managing General Partner will consider in determining the amount and timing of any future distributions to Unitholders. The Managing General Partner believes that the likelihood of such a claim being brought by Friendship or Time Warner decreases with the passage of time.


        PART II.  OTHER INFORMATION

        Items 1 through 5

               None.

        Item 6

             (a)   Exhibits







          Exhibit
          Number             Description                  Reference
        ----------          --------------               -----------
           3(a)      Certificate of Limited       Incorporated by reference
                     Partnership of Registrant,   to Exhibit 3(a) of
                     filed with the state of      Amendment No. 1 (filed
                     Delaware on December 15,     February 18, 1987) to
                     1986.                        Galaxy's Registration
                                                  Statement on Form S-1
                                                  (filed January 16, 1987),
                                                  Commission File No. 33-
                                                  11388.

           3(b)      Amended and Restated         Incorporated by reference
                     Certificate of Limited       to Exhibit 3(b) of
                     Partnership of Registrant,   Amendment No. 1 (filed
                     filed with the Secretary of  February 18, 1987) to
                     State of Delaware on         Galaxy's Registration
                     January 16, 1987.            Statement on Form S-1
                                                  (filed January 16, 1987),
                                                  Commission File No. 33-
                                                  11388.



           3(c)      Amended and Restated         Incorporated by reference
                     Agreement of Limited         to Exhibit 3(c) of
                     Partnership of Registrant,   Amendment No. 1 (filed
                     dated February 1, 1987       February 18, 1987) to
                                                  Galaxy's Registration
                                                  Statement on Form S-1
                                                  (filed January 16, 1987),
                                                  Commission File No. 33-11388.

            27       Financial Data Schedule
                     provided for the
                     information of the
                     Securities and Exchange
                     Commission only.


             (b)   Reports on Form 8-K

             Galaxy filed with the Commission on January 9, 1995, a Current Report on Form 8-K in connection with (i) closing of the Kentucky
        Sale, and (ii) the issuance of a press release announcing the aforementioned closing, certain possible tax consequences and the establishment of a record date for a distribution to Unitholders.
        the report was made under Items 2 and 5. Pro forma financial information with respect to the Kentucky Sale was filed therewith.





        SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GALAXY CABLEVISION, L.P.
                                  BY: GALAXY CABLEVISION MANAGEMENT, L.P.,
                                      as Managing General Partner
                                  BY: GALAXY CABLEVISION MANAGEMENT, INC.,
                                      as General Partner




        Date:  May 12, 1995             /s/ Tommy L. Gleason, Jr.
                                      ---------------------------------
                                  BY: Tommy L. Gleason, Jr.
                                      President and Director




        Date:  May 12, 1995             /s/ J. Keith Davidson
                                       ---------------------------------
                                  BY: J. Keith Davidson
                                      Chief Financial Officer