Form 10-Q
period 1995-06-30
GALAXY CABLEVISION L P
filed 1995-08-14
CIK 809608

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

          (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended June 30, 1995

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

                     Yes    X                          No ______

          Number of Limited Partnership Units outstanding as of August 8, 1995 - 2,142,000











                               GALAXY CABLEVISION, L.P.

                                      FORM 10-Q



                       FOR THE SIX MONTHS ENDED JUNE 30 , 1995

                                        INDEX


                               PAGE
          PART I.    Financial Information
                Item 1.   Financial Statements  . . . . . . . . . . .  3
                          Notes to Financial Statements . . . . . . .  7

                Item 2.   Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations  . . . . . . . . . . . . . . .   10

          PART II.   Other Information  . . . . . . . . . . . . . .   13




























                              PART I.  FINANCIAL INFORMATION

                              ITEM 1. -- FINANCIAL STATEMENTS
                                 GALAXY CABLEVISION, L.P.

                          (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
                    STATEMENTS OF NET ASSETS IN PROCESS OF LIQUIDATION

                                          June 30, 1995   December 31, 1994
                                           (unaudited)

        CASH AND CASH EQUIVALENTS           $2,015,608         $14,571,652


        OTHER CURRENT ASSETS                   595,612             767,002

        ESCROW DEPOSITS                              0             100,000

        DUE FROM AFFILIATES-NET                  5,466             327,071

        INVESTMENT IN AFFILIATE (Note 5)     3,000,000           2,500,000

        CABLE TELEVISION SYSTEMS                     0           3,550,000


        NOTES RECEIVABLE                     1,747,067           1,561,256
                                           ------------        ------------
        TOTAL ASSETS                         7,363,753          23,376,981
                                           ------------        ------------
        NOTES PAYABLE                                0           1,281,816

        ACCOUNTS PAYABLE                        14,947             602,448


        ACCRUED EXPENSES AND OTHER
          LIABILITIES                          148,001             703,383

        ACCRUED DISTRIBUTIONS TO PARTNERS            0          11,250,909

        RESERVE FOR ESTIMATED COSTS
            DURING PERIOD OF LIQUIDATION       526,016           1,200,000
                                           ------------        ------------

        TOTAL LIABILITIES                      688,964           15,038,556
                                           ------------        ------------
        NET ASSETS IN PROCESS
        OF LIQUIDATION                      $6,674,789          $8,338,425
                                           ============        ============

        See notes to financial statements.

                               GALAXY CABLEVISION, L.P.
                       (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)

             STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
                                     (unaudited)


                                            For the               For the
                                     Three Months Ended    Six Months Ended
                                        June 30, 1995       June 30, 1995



        Net Assets in Process of Liquidation,
             beginning of period            $8,338,425          $8,338,425

        Increase in Value of
          Investment of Affiliate              500,000             500,000

        Expenses in Excess of Revenues from
             Operations                       (620,567)           (673,984)


        Distributions paid  (Note 4)        (2,163,636)         (2,163,636)

        Reduction in Reserve
          for Estimated Costs During
          Period of Liquidation                620,567             673,984
                                            ------------        ------------
        Net Assets in Process of
           Liquidation as of
           June 30, 1995                    $6,674,789          $6,674,789
                                           ============       =============

                               GALAXY CABLEVISION, L.P.
                               STATEMENT OF OPERATIONS
                               (Historical Cost Basis)
                                     (Unaudited)

                                              For the              For the
                                      Three Months Ended   Six Months Ended
                                         June 30, 1994       June 30, 1994

        SUBSCRIPTION SERVICES REVENUE       $5,115,946         $10,159,864
                                           ------------        ------------
        OPERATING EXPENSES:
        Systems operations (exclusive of
          depreciation and amortization
           expense shown separately below):

             Related Party                       6,843              18,846
             Other                           2,063,234           4,070,256
                                           ------------        ------------
                                             2,070,077           4,089,102

        Selling, general and administrative:
             Related Party                     396,807             819,081

             Other                           1,067,477           2,065,643
                                           ------------        ------------
                                             1,464,284           2,884,724

        Depreciation Expense                 1,599,958           3,202,214
        Amortization Expense                   110,283             243,679
                                           ------------        ------------
        Total operating expenses             5,244,602          10,419,719
                                           ------------        ------------
        OPERATING LOSS                        (128,656)           (259,855)

        EQUITY IN LOSS OF INVESTEE            (215,389)           (405,093)
        INTEREST INCOME                         36,404              72,463
        OTHER INCOME                          (116,371)            (81,459)
        INTEREST EXPENSE                      (451,535)           (860,751)
                                           ------------        ------------
        NET LOSS                            $ (875,547)        $(1,534,695)
                                           ============       =============
        ALLOCATION OF NET LOSS
        General Partners                    $   (8,755)        $   (15,347)
                                           ============       =============
        Limited Partners                    $ (866,792)        $(1,519,348)
                                           ============       =============
        NET LOSS PER LIMITED
          PARTNERSHIP UNIT                  $    (0.40)        $     (0.71)
                                           ============       =============

        WEIGHTED AVERAGE NUMBER OF LIMITED
          PARTNERSHIP UNITS OUTSTANDING      2,142,000           2,142,000
                                           ============       =============

        See notes to financial statements.

                               GALAXY CABLEVISION, L.P.
                               STATEMENT OF CASH FLOWS
                               (Historical Cost Basis)

                                     (Unaudited)
                                              For the             For the
                                     Three Months Ended    Six Months Ended
                                         June 30, 1994       June 30, 1994
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                            $ (875,547)        $(1,534,695)

        Adjustments to reconcile net
         loss to net cash flow provided by

         operating activities:
             Depreciation and amortization   1,710,241           3,445,893
             Gain on sale of assets             42,902              15,220
             Equity in loss of investee        215,389             405,093

        Net changes in assets and liabilities:
             Subscriber receivables            (35,106)           (116,222)
             Prepaid expenses and
             other assets                     (186,022)           (183,886)
             Due to affiliate - net            183,851            (161,731)
             Accounts payable                 (261,608)            145,602
             Accrued expenses and
               other liabilities                (1,956)            (26,473)
                                           ------------        ------------
        Net cash provided by
           operating activities                791 844           1,988,801
                                           ------------        ------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Proceeds from sale of assets       (1,000)             26,382
             Upgrade of cable TV systems      (321,722)           (909,107)
             Purchase of vehicles and
               equipment                      (151,220)           (387,511)
             Proceeds from note receivable      13,550              13,550
                                           ------------        ------------

        Net cash used by investing
           activities                         (460,392)         (1,256,686)
                                           ------------        ------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from borrowing            85,230              85,230
             Repayments of borrowings         (576,343)         (1,083,811)
                                           ------------        ------------
        Net cash used by financing
           activities                         (491,113)           (998,581)

                                           ------------        ------------
        NET DECREASE IN CASH                  (159,661)           (266,466)
        CASH AT BEGINNING OF THE PERIOD        368,540             475,345
                                           ------------        ------------
        CASH AT END OF THE PERIOD           $  208,879          $  208,879
                                           ------------        ------------
        SUPPLEMENTAL CASH FLOW INFORMATION
             Cash paid for interest         $  443,624          $  918,146
                                           ============       =============

        See notes to financial statements.



        GALAXY CABLEVISION, L.P.
        (In Process of Liquidation - Notes 1 & 2)
        NOTES TO THE FINANCIAL STATEMENTS
          (Unaudited)


        1.   STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

               The attached interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made, including those required for liquidation basis accounting. The interim financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

               On September 30, 1994, the partnership adopted the liquidation basis of accounting as a result of the Texas-Louisiana Sale (see below). The statements of net assets in process of liquidation at June 30, 1995 and December 31, 1994 and the statements of changes in net assets in process of liquidation for the three months and six months ended June 30, 1995 have been prepared on a liquidation basis. Assets have been presented at estimated net realizable value and liabilities have been presented at estimated settlement amounts.

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

               The statements of operations and cash flows for the three months and six months ended June 30, 1994 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously been reporting its financial condition and its results of operations.

        2.     SALE OF CABLE TELEVISION SYSTEMS

               On September 30, 1994, the partnership sold all of the Texas-Louisiana Systems, which consisted of 34,355 basic subscribers as of such date (approximately 59% of the Partnership's total basic subscribers), to Friendship Cable of Texas. Inc. (the "Texas-Louisiana Sale") for a purchase price of $42,625,000 (before proration of certain expenses).

               The Kentucky Systems, which served 15,270 basic subscribers as of November 30, 1994, were sold on December 23, 1994 to Galaxy Telecom, L.P. (the "Kentucky Sale") for $18,437,500 (before proration of certain expenses).

               On December 7, 1994 the Austin Systems, which served 5,417 basic subscribers as of November 30, 1994, were sold to Time

               Warner Entertainment Company, L.P., through its division Time Warner Cable Ventures ("Time Warner") for $7,300,000 (before proration of certain expenses).

               On March 31, 1995 the Cameron Systems, which served 3,755 basic subscribers as of such date, were sold to Galaxy Telecom, L.P. for a purchase price of $3,550,000. The purchase price was paid by delivery to the Partnership of cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The $200,000 promissory note (the "Telecom Note") is a balloon note under which all principal and interest are due and payable in March, 2004. Interest is compounded annually and accrues at rates from 9% to 17% over the 9 year term. This note is included in notes receivable on the statement of net assets in process of liquidation as of June 30, 1995.

               On December 23, 1995, the same date the Partnership entered into a definitive asset purchase agreement to sell the Cameron Systems, an agreement was reached between Galaxy and the Gleasons providing for the purchase of the Telecom Note by the Gleasons from the partnership upon the Partnership making one or more distributions to Unitholders amounting in the aggregate to $1 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. Under the agreement (the "Put Agreement"), the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase.

        3.     RELATED PARTY TRANSACTIONS

               The Partnership has historically shared certain operational and administrative expenses with other companies affiliated with the General Partners. Expenses which cannot be specifically identified to a particular company are allocated to the various companies using a formula that relates benefits derived to subscribers of each company, homes passed of each company and/or revenues of each company. Management believes this allocation method and the resulting expenses are reasonable. For the three months ended June 30, 1994, there were $6,843 of systems operating expenses and $131,391 of selling, general and administrative expenses allocated to the Partnership from a related party. For the six months ended June 30, 1994, there were $18,846 of systems operating expenses and $302,690 of selling, general and administrative expenses allocated to the Partnership from a related party. There were no such expenses for the three months ended June 30, 1995. For the six months ended June 30, 1995 there were $1,846 of systems operation expenses and $2,266 of selling, general and administrative expenses allocated to the Partnership from a related party.

               The Partnership pays to the Managing General Partner management fees for management services. Payments for such expenses for the three month and six month periods ended June 30, 1995 were $14,834. Payments for the three months ended June 30, 1994 totaled $230,218. Payments for the six months ended June 30, 1994 totaled $457,194. The Partnership has historically used a related entity to provide air travel to the various regions where it operates CATV systems and the corporate offices. These payments totaled $35,198 and $77,925 for the three months ended June 30, 1994 and the six month period ended June 30, 1994, respectively. There were no such expenses during 1995. The expense is based on an hourly in-flight charge plus fuel and other direct costs. In addition, the Partnership leases certain office space from a shareholder of a related entity. The rental expenses for the second quarter of 1994 and 1995 were $27,678 and $16,600, respectively. The rental expenses for the first six months of 1994 and 1995 were $56,503 and $26,400, respectively. Such transactions with related entities are on terms at least as favorable as those prices and terms being offered generally in the same marketplace by unrelated entities for goods and services as nearly identical as possible in regard to quality, technical advancement and availability.

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


        5.     INVESTMENT IN AFFILIATE

               The investment in affiliate, "Charter Holdings Investment", has been adjusted to approximate the net realizable value of the Company's investment assuming a discount factor of approximately 30% applied to the quoted price of CableMaxx, Inc. common stock multiplied by the estimated number of shares of such common stock indirectly owned by the Partnership through its investment in Charter Wireless Cable Holdings, L.L.C. (approximately 730,000 shares). The only assets held by Charter Wireless Holdings, L.L.C. are shares of CableMaxx, Inc, a publicly traded operator of certain wireless cable television systems located in Texas.

                          PART I.  FINANCIAL INFORMATION


                   ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

               The Partnership realized no revenues in excess of expenses from operations during the first six month of 1995, as expenses incurred were generally anticipated and within amounts accrued for such purposes under accrued expenses and other liabilities and reserve for estimated costs during period of liquidation. Aside from such expenses, no adjustment was made to the reserve for estimated costs during the period of liquidation. The revenues in excess of expenses from operations is unaffected by depreciation and amortization expenses, as such expenses are not recognized under liquidation basis accounting.


        SALE OF CABLE SYSTEMS

               On March 31, 1995 the Cameron Systems, which served 3,755 basic subscribers as of such date, were sold to Galaxy Telecom, L.P. for a purchase price of $3,550,000. The purchase price was paid by delivery to the Partnership of cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The $200,000 promissory note (the "Telecom Note") is a balloon note under which all principal and interest are due and payable in March, 2004. Interest is compounded annually and accrues at rates from 9% to 17% over the 9 year term. This note is included in notes receivable on the statement of net assets in process of liquidation as of June 30, 1995.


        LIQUIDITY AND CAPITAL RESOURCES

               As of December 31, 1994, the Partnership had $14,571,652 in cash and cash equivalents deposited primarily in interest-bearing accounts. On January 20, 1995, the Partnership paid distributions to the Unitholders and General Partners in the amount of $11,250,909. On January 31, 1995 the Partnership paid $450,000 to satisfy total in full all principal indebtedness under its Revolving Credit and Term Loan Agreement with Fleet National Bank. On March 31, 1995 the Partnership received cash proceeds from the Cameron Sale of $3,350,000. On May 5, 1995 the Partnership paid distributions to the Unitholders and General Partners in the total amount of $2,163,636. During the first six months of 1995, the Partnership also paid other liabilities and expenses, leaving a balance of $2,015,608 in cash and cash equivalents deposited mainly in interest-bearing accounts as of June 30, 1995.

               As of June 30, 1995, other current assets is comprised of interest accrued on notes receivable of $570,291, and miscellaneous receivables of $30,787.

               As of June 30, 1995, cash and cash equivalents exceeded total liabilities by $1,326,641.
               The liquidity needs of the Partnership for the remainder of 1995 are expected to be satisfied by existing cash reserves or by the proceeds from the sale of the remaining assets.

               The Partnership accrued a reserve of $1,200,000 as of December 31, 1994 to cover certain costs during the period of liquidation, such as the accrual for state income taxes, future losses from operations of the Cameron Systems, future state income tax liabilities, professional fees, general and administration expenses, contingency reserves and other costs related to dissolution and winding up. Actual expenses of $673,984 were paid in 1995 and charged against such reserve, reducing the reserve to $526,016 as of June 30, 1995.

        DISSOLUTION; WINDING UP

               Having sold all of its operating assets, the Partnership is now in dissolution. The Managing General Partner is in the process of liquidating the Partnership's non-operating assets and winding up the Partnership's affairs. In connection with the Cameron Sale, Galaxy received and now holds the Telecom Note, which is a promissory note in the amount of $200,000 from Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P., the purchaser of the Cameron Systems. Galaxy also holds the Harron Note, which is a note receivable in the face amount of $1,500,000 from Harron Cablevision of Texas, Inc. Galaxy's only other significant non-cash asset is its minority (approximately 14.6%) interest in Charter Wireless Cable Holdings, L.L.C. ("Charter Holdings"), which is the majority owner of CableMaxx, Inc. a publicly traded operator of certain wireless cable television systems located in Texas (the "Charter Holdings Investment").

               None of the Telecom Note, the Harron Note or the Charter Holdings Investment are currently liquid. Under the terms of the governing documents of Charter Holdings, the Partnership cannot transfer its ownership interest in Charter Holdings without the consent of the other members and, even if such consents were obtained, the Managing General Partner believes the Partnership would be required to sell its investment at a substantial discount. However, the Managing General Partner believes that Charter Holdings may ultimately either liquidate its investment in CableMaxx and distribute the proceeds to the members, including Galaxy, or distribute the CableMaxx stock directly to the members. It is therefore the Managing General Partner's current intention to continue to hold the Charter Holdings Investment until such distribution unless the Partnership is able to sell the investment without substantial discount. The Partnership cannot predict when it will receive distributions, if any, in respect of the Charter Holdings Investments.

               The Harron Note is a balloon note under which all principal and accrued interest is not payable until June 1996. Principal and accrued interest through June 30, 1995 totals approximately $2,100,000. Although the Partnership is not restricted from selling the Harron Note, the Managing General Partner believes that such a sale would be at a substantial discount to the value of the note. As a result, the Managing General Partner currently expects to hold the Harron Note until its maturity.

               The Telecom Note is also a balloon note, under which all principal and accrued interest are due and payable in March 2004. Galaxy is restricted from selling the Telecom Note to anyone except an affiliate of the Partnership. On December 23, 1994, Galaxy entered into an agreement with Tommy L. Gleason and Tommy L. Gleason, Jr. (the "Gleasons") which requires the Gleasons to purchase the Telecom Note from the Partnership upon the Partnership thereafter making one or more distributions to Unitholders amounting in the aggregate to $1 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. Under the agreement (the "Put Agreement"), the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase. The Managing General Partner currently intends to hold the Telecom Note until it is purchased by the Gleasons in accordance with the Put Agreement.

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

        PART II.  OTHER INFORMATION


        Items 1 through 5

               None.

        Item 6

             (a)   Exhibits


          Exhibit
          Number             Description                  Reference

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

             (b)   Reports on Form 8-K


             No current report on Form 8-K was filed by the Partnership during the quarter ended June 30, 1995.

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

        Date: August 12, 1995       /s/ Tommy L. Gleason, Jr.

                                  BY: Tommy L. Gleason, Jr.
                                         President and Director

        Date: August  12, 1995         /s/ J. Keith Davidson
                                     BY: J. Keith Davidson
                                            Chief Financial Officer