Form 10-Q
period 1995-09-30
GALAXY CABLEVISION L P
filed 1995-11-13
CIK 809608

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         --------------------------
                                  FORM 10-Q

   (Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly period ended September 30, 1995
                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________ to ____________

                        Commission file number 1-9423

                            GALAXY CABLEVISION, L.P.
            (Exact name of Registrant as specified in its charter)

           Delaware                             43-1429049
      -----------------------        ----------------------------------
     (state of incorporation)       (IRS Employer Identification Number)

    c/o Galaxy Cablevision Management, Inc.
    1220 North Main, Sikeston, Missouri                 63801
   -----------------------------------------         ----------
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

              Yes    X                       No
                  -------                       ------
   Number of Limited Partnership Units outstanding as of November 8, 1995 - 2,142,000











                           GALAXY CABLEVISION, L.P.

                                  FORM 10-Q




                FOR THE NINE MONTHS ENDED SEPTEMBER 30 , 1995
                                    INDEX


                                                                    PAGE
   PART I.    Financial Information

       Item 1.   Financial Statements  ...............                3
                 Notes to Financial Statements   ..........           7
       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations  ....................                    10

   PART II.   Other Information  ..................                  13

                        PART I.  FINANCIAL INFORMATION


                       ITEM 1. -- FINANCIAL STATEMENTS

                           GALAXY CABLEVISION, L.P.
                   (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
              STATEMENTS OF NET ASSETS IN PROCESS OF LIQUIDATION
                                 (unaudited)

                                    September 30, 1995    December 31, 1994


   CASH AND CASH EQUIVALENTS               $1,915,664          $14,571,652

   OTHER CURRENT ASSETS                       631,825              767,002

   ESCROW DEPOSITS                                  0              100,000

   DUE FROM AFFILIATES-NET                          0              327,071


   INVESTMENT IN AFFILIATE (Note 5)         3,800,000            2,500,000

   CABLE TELEVISION SYSTEMS                         0            3,550,000

   NOTES RECEIVABLE                         1,747,037            1,561,256
                                       ---------------      ---------------
   TOTAL ASSETS                             8,094,526           23,376,981
                                       ---------------      ---------------
   NOTES PAYABLE                                    0            1,281,816


   ACCOUNTS PAYABLE                                 0              602,448

   ACCRUED EXPENSES AND OTHER
     LIABILITIES                               94,720              703,383

   ACCRUED DISTRIBUTIONS TO PARTNERS                0           11,250,909


   RESERVE FOR ESTIMATED COSTS
           DURING PERIOD OF LIQUIDATION       525,017            1,200,000
                                       ---------------      ---------------
   TOTAL LIABILITIES                          619,737            15,038,556
                                       ---------------      ---------------
   NET ASSETS IN PROCESS
   OF LIQUIDATION                         $ 7,474,789           $8,338,425
                                            ==========          ===========



   See notes to financial statements.

                           GALAXY CABLEVISION, L.P.
                   (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)

         STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
                                 (unaudited)


                                         For the                For the
                                  Three Months Ended    Nine Months Ended
                                September 30, 1995    September 30, 1995
                                --------------------  -------------------


   Net Assets in Process of Liquidation,
          beginning of period            $6,674,789           $8,338,425

   Increase in Value of Investment
     of Affiliate                           800,000            1,300,000

   Expenses in Excess of Revenues from
          Operations                           (969)            (684,238)


   Distributions paid  (Note 4)                   0           (2,163,636)

   Reduction in Reserve for
    Estimated Costs During
    Period of Liquidation                       969             684,238
                                     ---------------      ---------------
   Net Assets in Process
    of Liquidation as of

    September 30, 1995                   $7,474,789          $7,474,789
                                          ==========          ===========

                           GALAXY CABLEVISION, L.P.
                           STATEMENT OF OPERATIONS

                           (Historical Cost Basis)
                                 (Unaudited)
                                           For the              For the
                                  Three Months Ended    Nine Months Ended
                                 September 30, 1994   September 30, 1994
                                --------------------  -------------------
   SUBSCRIPTION SERVICES REVENUE         $5,085,018          $15,244,882
                                     ---------------      ---------------

   OPERATING EXPENSES:
   Systems operations (exclusive of
     depreciation and amortization
     expense shown separately below):
   Related Party                              1,500               20,346
   Other                                  2,172,372            6,242,628
                                     ---------------      ---------------
                                          2,173,872            6,262,974
   Selling, general and administrative:

   Related Party                            331,225            1,206,808
   Other                                  1,112,171            3,121,312
                                     ---------------      ---------------
                                          1,443,396            4,328,120

   Depreciation Expense                     646,432            3,848,646
   Amortization Expense                     110,284              353,963
                                     ---------------      ---------------
   Total operating expenses               4,373,984           14,793,703

                                     ---------------      ---------------
   OPERATING INCOME                         711,034              451,179

   GAIN ON SALE OF CABLE SYSTEMS          31,552,357          31,552,357
   EQUITY IN LOSS OF INVESTEE              (188,615)            (593,708)
   INTEREST INCOME                           36,979              109,443
   OTHER EXPENSE (NET)                      (71,294)            (152,754)
   INTEREST EXPENSE                        (587,419)          (1,448,170)

                                     ---------------      ---------------
   NET EARNINGS                         $31,453,042          $29,918,347
                                          ==========          ===========

   ALLOCATION OF NET EARNINGS

   General Partners                    $    314,530         $    299,183
                                          ==========          ===========
   Limited Partners                     $31,138,512          $29,918,347

                                          ==========          ===========
   NET EARNINGS PER LIMITED
          PARTNERSHIP UNIT                  $ 14.54              $ 13.83
                                          ==========          ===========

   WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING          2,142,000            2,142,000

                                          ==========          ===========

    See notes to financial statements.

                           GALAXY CABLEVISION, L.P.
                           STATEMENT OF CASH FLOWS

                           (Historical Cost Basis)
                                 (Unaudited)
                                           For the              For the
                                  Three Months Ended    Nine Months Ended
                                 September 30, 1994   September 30, 1994
                                --------------------  -------------------

   CASH FLOWS FROM OPERATING ACTIVITIES:


   Net Earnings
          (Historical Cost Basis)       $31,453,042          $29,918,347

   Adjustments to reconcile net
    loss to net cash flow provided
     by operating activities:
          Depreciation and amortization     756,716            4,202,609
          Gain on sale of cable systems (31,552,357)         (31,552,375)

          Loss on sale of assets             12,061               27,281
          Equity in loss of investee        188,615              593,708

   Net changes in assets and liabilities:
          Subscriber receivables               266,672           150,450
          Prepaid expenses and other assets    233,422            49,536
          Due to affiliate - net                76,857           (84,874)
          Accounts payable                     386,744           532,346
          Accrued expenses and

            other liabilities                 (279,624)         (306,097)
                                        ---------------   ---------------
          Net cash provided by
                operating activities         1,542 148         3,530,949
                                        ---------------   ---------------
   CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of cable systems      41,491,051        41,491,051

   Proceeds from sale of assets                (18,565)            7,817
   Upgrade of cable TV systems                (252,503)       (1,161,610)
   Purchase of vehicles and
     equipment                                 (61,653)         (449,164)
   Proceeds from note receivable                                  13,550
                                        ---------------   ---------------

   Net cash provided by
           investing activities             41,158,330        39,901,644

                                        ---------------   ---------------

                           GALAXY CABLEVISION, L.P.
                           STATEMENT OF CASH FLOWS
                           (Historical Cost Basis)
                                 (Unaudited)

                                     For the                For the
                                  Three Months Ended    Nine Months Ended
                                 September 30, 1994   September 30, 1994

                                --------------------  -------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowing                                        85,230
   Repayments of borrowings             (24,326,414)         (25,410,225)
                                     ---------------      ---------------
   Net cash used in
           financing activities         (24,326,414)         (25,324,995)

                                     ---------------      ---------------

   NET INCREASE IN CASH                  18,374,064           18,107,598

   CASH AT BEGINNING OF THE PERIOD          208,879              475,345
                                     ---------------      ---------------
   CASH AT END OF THE PERIOD           $ 18,582,943         $ 18,582,943
                                          ==========          ===========
   SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest               $   741,515         $  1,659,661
                                          ==========          ===========
   See notes to financial statements.

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


          On September 30, 1994, the partnership adopted the liquidation basis of accounting as a result of the Texas-Louisiana Sale (see below). The statements of net assets in process of liquidation at September 30, 1995 and December 31, 1994 and the statements of changes in net assets in process of liquidation for the three months and nine months ended September 30, 1995 have been prepared on a liquidation basis. Assets have been presented at estimated net realizable value and liabilities have been presented at estimated settlement amounts.


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

          The statements of operations and cash flows for the three months and nine months ended September 30, 1994 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously been reporting its financial condition and its results of operations.


   2.     SALE OF CABLE TELEVISION SYSTEMS

          On September 30, 1994, the partnership sold all of the Texas-Louisiana Systems, which consisted of 34,355 basic subscribers as of such date (approximately 59% of the Partnership's total basic subscribers), to Friendship Cable of Texas. Inc. (the "Texas-

          Louisiana Sale") for a purchase price of $42,625,000 (before proration of certain expenses).

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

          On March 31, 1995 the Cameron Systems, which served 3,755 basic subscribers as of such date, were sold to Galaxy Telecom, L.P. for a purchase price of $3,550,000. The purchase price was paid by delivery to the Partnership of cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The $200,000 promissory note (the "Telecom Note") is a balloon note under which all principal and interest are due and payable in March, 2004. Interest is compounded annually and accrues at rates from 9% to 17% over the 9 year term. This note is included in notes receivable on the statement of net assets in process of liquidation as of September 30, 1995.

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

   3.     RELATED PARTY TRANSACTIONS

          The Partnership has historically shared certain operational and administrative expenses with other companies affiliated with the General Partners. Expenses which cannot be specifically identified to a particular company are allocated to the various companies using a formula that relates benefits derived to subscribers of each company, homes passed of each company and/or revenues of each company. Management believes this allocation method and the resulting expenses are reasonable. For the three months ended September 30, 1994, there were $1,500 of systems operating expenses and $331,225 of selling, general and administrative expenses allocated to the Partnership from a related party. For the nine months ended September 30, 1994, there were $20,346 of systems operating expenses and $1,206,808 of selling, general and administrative expenses allocated to the Partnership from a related party. There were no such expenses for the three months ended September 30, 1995. For the nine months ended September 30, 1995 there were $1,846 of systems operation expenses and $2,266 of selling, general and administrative expenses allocated to the Partnership from a related party.

          The Partnership pays to the Managing General Partner management fees for management services. Payments for such expenses for the three month and nine month periods ended September 30, 1995 were

          $3,774 and$26,446, respectively. Payments for the three months ended September 30, 1994 totaled $229,634. Payments for the nine months ended September 30, 1994 totaled $686,828. The Partnership has historically used a related entity to provide air travel to the various regions where it operates CATV systems and the corporate offices. These payments totaled $33,361 and $92,958 for the three months ended September 30, 1994 and the nine month period ended September 30, 1994, respectively. There were no such expenses during 1995. The expense is based on an hourly in-flight charge plus fuel and other direct costs. In addition, the Partnership leases certain office space from a shareholder of a related entity. The rental expenses for the third quarter of 1994 and 1995 were $30,000 and $0, respectively. The rental expenses for the first nine months of 1994 and 1995 were $86,503 and $26,400, respectively. Such transactions with related entities are on terms at least as favorable as those prices and terms being offered generally in the same marketplace by unrelated entities for goods and services as nearly identical as possible in regard to quality, technical advancement and availability.

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

          On September 12, 1995, CableMaxx, Inc. (_CableMaxx_) announced the signing of a definitive agreement with Heartland Wireless Communications, Inc. (_Heartland_) in connection with a proposed merger of CableMaxx into a subsidiary of Heartland. In the merger, CableMaxx stockholders would receive newly issued publicly tradable shares of Heartland valued at $8.50 per share of CableMaxx stock subject to adjustment and CableMaxx would become a wholly owned subsidiary of Heartland.

                        PART I.  FINANCIAL INFORMATION


              ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

          The Partnership realized no revenues in excess of expenses from operations during the first nine month of 1995, as expenses incurred were generally anticipated and within amounts accrued for such purposes under accrued expenses and other liabilities and reserve for estimated costs during period of liquidation. Aside from such expenses, no adjustment was made to the reserve for estimated costs during the period of liquidation. The revenues in excess of expenses from operations is unaffected by depreciation and amortization expenses, as such expenses are not recognized under liquidation basis accounting.

   LIQUIDITY AND CAPITAL RESOURCES


          As of December 31, 1994, the Partnership had $14,571,652 in cash and cash equivalents deposited primarily in interest-bearing accounts. On January 20, 1995, the Partnership paid distributions to the Unitholders and General Partners in the amount of $11,250,909. On January 31, 1995 the Partnership paid $450,000 to satisfy total in full all principal indebtedness under its Revolving Credit and Term Loan Agreement with Fleet National Bank. On March 31, 1995 the Partnership received cash proceeds from the Cameron Sale of $3,350,000. On May 5, 1995 the Partnership paid distributions to the Unitholders and General Partners in the total amount of $2,163,636. During the first nine months of 1995, the Partnership also paid other liabilities and expenses, leaving a balance of $1,915,664 in cash and cash equivalents deposited mainly in interest-bearing accounts as of September 30, 1995.


          As of September 30, 1995, other current assets is comprised of interest accrued on notes receivable of $606,291, and miscellaneous receivables of $25,321.




          As of September 30, 1995, cash and cash equivalents exceeded total liabilities by $1,295,927. The liquidity needs of the

          Partnership for the remainder of 1995 are expected to be satisfied by existing cash reserves or by the proceeds from the sale of the remaining assets.

          The Partnership accrued a reserve of $1,200,000 as of December 31, 1994 to cover certain costs during the period of liquidation,

          such as the accrual for state income taxes, future losses from operations of the Cameron Systems, future state income tax liabilities, professional fees, general and administration expenses, contingency reserves and other costs related to dissolution and winding up. Actual expenses of $674,983 were paid in 1995 and charged against such reserve, reducing the reserve to $525,017 as of September 30, 1995.


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


          The Harron Note is a balloon note under which all principal and accrued interest is not payable until June 1996. Principal and interest accrued through September 30, 1995 equals approximately

          $2,100,000. Although the Partnership is not restricted from selling the Harron Note, the Managing General Partner believes that such a sale would be at a substantial discount to the value of the note. As a result, the Managing General Partner currently expects to hold the Harron Note until its maturity.

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

   PART II.  OTHER INFORMATION


   Items 1 through 5

          None.

   Item 6
          (a)   Exhibits



     Exhibit
      Number               Description                    Reference

       3(a)      Certificate of Limited           Incorporated by reference
                 Partnership of Registrant,       to Exhibit 3(a) of
                 filed with the state of          Amendment No. 1 (filed
                 Delaware on December 15, 1986.   February 18, 1987) to
                                                  Galaxy's Registration
                                                  Statement on Form S-1

                                                  (filed January 16, 1987),
                                                  Commission File No. 33-
                                                  11388.

       3(b)      Amended and Restated             Incorporated by reference
                 Certificate of Limited           to Exhibit 3(b) of
                 Partnership of Registrant,       Amendment No. 1 (filed
                 filed with the Secretary of      February 18, 1987) to
                 State of Delaware on January     Galaxy's Registration

                 16, 1987.                        Statement on Form S-1
                                                  (filed January 16, 1987),
                                                  Commission File No. 33-
                                                  11388.



       3(c)      Amended and Restated Agreement   Incorporated by reference

                 of Limited Partnership of        to Exhibit 3(c) of
                 Registrant, dated February 1,    Amendment No. 1 (filed
                 1987                             February 18, 1987) to
                                                  Galaxy's Registration
                                                  Statement on Form S-1
                                                  (filed January 16, 1987),
                                                  Commission File No. 33-
                                                  11388.


          (b)
          Reports on Form 8-K

       No current report on Form 8-K was filed by the Partnership during the quarter ended September 30, 1995.

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


   Date: November 13, 1995            /s/ Tommy L. Geason, Jr.
                                     ______________________________
                                 BY: Tommy L. Gleason, Jr.
                                     President and Director



   Date: November 13, 1995           /s/ J. Keith Davidson
                                    _________________________________
                                    BY: J. Keith Davidson
                                        Chief Financial Officer