Form 10-K
period 1995-12-31
GALAXY CABLEVISION L P
filed 1996-04-01
CIK 809608

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-K
(Mark One)
    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1995

    [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.  For the transition period from               to
                                                               -------------
         -------------

    Commission file number:  1-9423

                            GALAXY CABLEVISION, L.P.
- - - -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                  43-1429049
- - - ----------------------------------------  -------------------------------------
       (State of organization)              (IRS Employer Identification No.)

c/o Galaxy Cablevision Management, Inc.
  1220 North Main, Sikeston, Missouri                       63801
- - - ----------------------------------------  -------------------------------------
(Address of principal executive offices)                  (zip code)

Registrant's telephone number, including area code:  (314) 472-8200

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class              Name of Exchange on Which Registered
- - - ----------------------------------------  -------------------------------------

  Units of Limited Partnership Interest            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes  [X]     No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Units of Limited Partnership Interest held by non-affiliates on March 26, 1996, based on the last sales price on that date was approximately $5,978,282 (for purposes of this statement only, executive officers and directors of Galaxy Cablevision Management, Inc., the general partner of the Managing General Partner of Galaxy Cablevision, L.P., are assumed to be affiliates; see Item 12).

    DOCUMENTS INCORPORATED BY REFERENCE:  None.

===============================================================================

                            GALAXY CABLEVISION, L.P.

                                    FORM 10-K

                                  Annual Report

                          Year Ended December 31, 1995

                         ------------------------------

                                Table of Contents

Item No.                              Topic                                Page
- - - --------                              -----                                ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

5.  Market for the Registrant's Securities and Related Security Holder
    Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . 13
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . 15
8.  Financial Statements and Supplementary Data. . . . . . . . . . . . . . . 23
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . 38

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

10. Directors and Executive Officers of the Registrant . . . . . . . . . . . 39
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . 42
12. Security Ownership of Certain Beneficial Owners and Management . . . . . 44
13. Certain Relationships and Related Transactions . . . . . . . . . . . . . 46

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 49

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . 49

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 51

                                     PART I

Item 1.  Business

General Development of Galaxy Cablevision, L.P.

    Galaxy Cablevision, L.P. ("Galaxy" or the "Partnership") is a publicly traded limited partnership which is listed on the American Stock Exchange. In an initial public offering in March 1987, Galaxy sold 2,150,000 units to the public at an original price of $20 per unit. The units represent the beneficial ownership of an equal number of Limited Partnership Interests held in trust by Galaxy ALP, Inc., the sole limited partner of Galaxy ("Units").

    Following its initial public offering, Galaxy was engaged in the business of acquiring, owning, operating and selling small cable television systems ("Systems") in the south central United States. The principal objectives of the Partnership have been (i) to generate current cash flow in order to provide holders of the Units (the "Unitholders") with quarterly cash distributions; and
(ii) to obtain long-term capital appreciation in the value of the Partnership's cable television properties. The Partnership has sought to attain these objectives through the acquisition, upgrade, operation and ultimate sale of cable television systems. After careful consideration, the Managing General Partner determined that the interests of the Unitholders would be best served by selling the Partnership's cable systems and dissolving the Partnership.

    Until September 30, 1994, Galaxy operated systems in four regional clusters, and provided service in six states, which served approximately 58,512 basic subscribers as of such date. Systems serving approximately 54,977 basic subscribers were sold between September 30, 1994 and December 31, 1994. During the first quarter of 1995, Galaxy operated cable systems serving approximately 3,741 basic subscribers in the Cameron, Texas area. Such systems were sold on March 31, 1995.

    Galaxy first announced that it was listing for sale certain of its cable television systems in 1993. The Partnership retained Waller Capital Corporation to serve as its broker. Waller Capital Corporation solicited prospective purchasers for the systems, leading to (i) the sale of the Northeast Texas and Arkansas-Louisiana Region cable systems (the "Texas-Louisiana Systems") on September 30, 1994; (ii) the sale of the Kentucky Region cable systems (the "Kentucky Systems") on December 23, 1994; (iii) the sale of the cable systems in the Central Texas Region, excluding the Cameron Systems (the "Austin Systems") on December 7, 1994; and (iv) the sale of the cable systems in the Cameron, Texas area of the Central Texas Region (the "Cameron Systems") on March 31, 1995. See "Sales of Cable Systems" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sales of Cable Systems" below.

    As a result of the foregoing sales, the Partnership no longer owns any cable television systems and is in the process of liquidation. See "Dissolution; Winding Up" below for a discussion of Galaxy's remaining assets and the liquidation process.

    Galaxy Cablevision, L.P. was formed as a Delaware limited partnership in December 1986. The term of the Partnership will expire on December 31, 2011, unless earlier terminated. The General Partners of Galaxy are Galaxy Cablevision Management, L.P. (the "Managing General Partner") and Tommy L. Gleason, Jr. (the "Individual General Partner"). Galaxy Cablevision Management, L.P. is a Delaware limited partnership formed in January 1987 for the purpose of acting as the Managing General Partner of Galaxy. Galaxy

Cablevision Management, Inc. is a Delaware corporation formed in December 1986 for the purpose of acting as the general partner of the Managing General Partner. The sole shareholders of the general partner of the Managing General Partner are Tommy L. Gleason, Jr. and James M. Gleason, his brother.

    The principal executive offices of Galaxy and the General Partners are located at 1220 North Main, Sikeston, Missouri 63801, Telephone: (314) 472-8200.


Dissolution; Winding Up

    Assets

    Under the terms of Galaxy's Partnership Agreement, the sale of the Texas-Louisiana Systems on September 30, 1994, which represented substantially all of the assets of the Partnership, commenced the dissolution of the Partnership. The Managing General Partner has thereafter been engaged in liquidating the remaining assets and winding up the affairs of the Partnership. The sale of the Austin Systems and the Kentucky Systems were consummated on December 7 and 23, 1994, respectively. As of December 31, 1994, the Partnership's only remaining cable systems were the Cameron Systems, which served 3,741 basic subscribers as of March 31, 1995. The Cameron Systems were sold on March 31, 1995 to Galaxy Telecom, L.P., for approximately $3,550,000. The purchase price was paid by delivery of $3,350,000 in cash and a $200,000 promissory note. The $200,000 promissory note (the "Telecom Note") is from Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. See "Sales of Cable Systems" below.

    The Telecom Note is also a balloon note, under which all principal and accrued interest are due and payable in March 2004. Galaxy is restricted from selling the Telecom Note to anyone except an affiliate of the Partnership. On December 23, 1994, Galaxy entered into an agreement with Tommy L. Gleason and Tommy L. Gleason, Jr. (the "Gleasons") which requires the Gleasons to purchase the Telecom Note from the Partnership upon the Partnership thereafter making one or more distributions to Unitholders amounting in the aggregate to $1.00 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the sale of the Cameron Systems (the "Cameron Sale"). Under the agreement (the "Put Agreement"), the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase. The Managing General Partner currently intends to hold the Telecom Note until it is purchased by the Gleasons in accordance with the Put Agreement.

    In addition to the Telecom Note, Galaxy owns an approximate 14.6% interest in Charter Wireless Cable Holdings, L.L.C. ("Charter Holdings"), which, prior to February 23, 1996, was the majority owner of CableMaxx, Inc. ("CableMaxx"), a publicly traded operator of certain wireless cable television systems located in Austin, San Antonio, Temple-Killeen and Waco, Texas (Nasdaq National Market symbol "CMAX") (the "Charter Holdings Investment"). On September 12, 1995, Cablemaxx announced the signing of a definitive agreement with Heartland Wireless Communications, Inc. ("Heartland") in connection with a proposed merger of a subsidiary of Heartland into Cablemaxx. Pursuant to the merger, which closed effective February 23, 1996, Cablemaxx stockholders received newly issued shares of Heartland valued at $8.50 per share of Cablemaxx stock and Cablemaxx became a wholly-owned subsidiary of Heartland. As a result of the merger, Charter Holdings received an aggregate of 1,519,809 shares of Heartland common stock in exchange for its holdings in CableMaxx. In February 1996,

Charter Holdings sold 150,000 of such shares at a net price of $26.00 per share and distributed the proceeds to its members on March 19, 1996. The Partnership received $538,200 as a result of this distribution. Charter Holdings currently holds 1,369,809 shares of Heartland common stock. The common stock of Heartland is quoted on the Nasdaq National Market; the closing price of such stock on March 26, 1996 was $24.25 per share. Each of Tommy L. Gleason, Jr., a director and officer of Galaxy Cablevision Management, Inc., and Ronald L. Voss, an officer of Galaxy Cablevision Management, Inc., was an officer and director of CableMaxx prior to the merger; neither Mr. Gleason nor Mr. Voss is an officer or director of Heartland.

    Galaxy's only other significant non-cash asset is a note receivable in the face amount of $1,500,000 from Harron Cablevision of Texas, Inc. (the "Harron Note"), which was received in partial satisfaction of the purchase price on the Partnership's sale in 1991 of the cable systems in the Waxahachie region in Texas.

    The Harron Note is a balloon note under which all principal and accrued interest is payable on July 1, 1996. Principal and interest accrued through December 31, 1995 equalled approximately $2,200,000. Although the Partnership is not restricted from selling the Harron Note, the Managing General Partner believes that such a sale would be at a substantial discount to the value of the note. As a result, the Managing General Partner currently expects to hold the Harron Note until its maturity. If the Harron Note is paid in full in July 1996, and there are no claims for indemnification by Friendship or Time Warner, the Partnership currently intends to distribute the proceeds to its partners.

    None of the Charter Holdings Investment, the Telecom Note or the Harron Note are currently liquid. Under the terms of the governing documents of Charter Holdings, the Partnership cannot transfer its ownership interest in Charter Holdings without the consent of the other members and, even if such consents were obtained, the Managing General Partner believes the Partnership would be required to sell its investment at a substantial discount. Charter Holdings has certain registration rights with respect to the 1,369,809 shares of Heartland common stock it currently holds. The Partnership understands that, pursuant to such registration rights, Heartland may file a registration statement with the Securities and Exchange Commission with respect to such shares during 1996, which would enable Charter Holdings to sell such shares to the public. However, there can be no assurance whether or when such registration statement will be filed, whether Charter Holdings will elect to sell any shares or, if so, when or at what price. However, the Managing General Partner believes that Charter Holdings may ultimately either liquidate its investment in Heartland and distribute the proceeds to the members, including Galaxy, or distribute the Heartland stock directly to the members. It is therefore the Managing General Partner's current intention to continue to hold the Charter Holdings Investment until such time, unless the Partnership were able to sell the investment without substantial discount. The Partnership cannot predict when it will receive distributions, if any, in respect of the Charter Holdings Investment.


    Certain Liabilities

    In connection with the Texas-Louisiana Sale and the Austin Sale, the Partnership has undertaken certain indemnification obligations. Specifically, Galaxy has agreed to indemnify Friendship Cable of Texas, Inc. ("Friendship"), the purchaser of the Texas-Louisiana Systems, for certain damages, liabilities, costs and expenses incurred by Friendship solely as a result of any breach by

Galaxy of any written representation, warranty agreement or covenant of Galaxy contained in the Texas-Louisiana Purchase Agreement and for liabilities arising out of ownership of the systems prior to September 30, 1994. The Partnership's maximum liability for such breach is $2,000,000. Galaxy's representations and warranties expire on March 31, 1996 (except as to tax matters, which survive for the applicable statute of limitations). Any claims for indemnification cannot be made until the total of all such claims exceeds $50,000.

    The Partnership has also agreed to indemnify Time Warner Cable Ventures, a division of Time Warner Entertainment Company, L.P., the purchaser of the Austin Systems ("Time Warner"), for certain claims, losses, liabilities, damages, liens, penalties, costs and expenses incurred by Time Warner as a result of any breach by Galaxy of any written representation, warranty, agreement or covenant of Galaxy contained in the Austin Purchase Agreement. The Partnership's maximum liability for such breach is $1,200,000. The representations and warranties survive until June 7, 1996, and any claim for indemnification must be made by September 5, 1996. No claim can be made until the total of all such claims exceeds $25,000.

    The risk of Galaxy being required to pay an indemnification claim is a factor which the Managing General Partner will consider in determining the amount and timing of any future distributions to Unitholders. As of March 29, 1995, no claims for indemnification have been made by either Friendship or Time Warner. The Partnership has undertaken no indemnification obligations in connection with the Kentucky Sale or the Cameron Sale.


Sales of Cable Systems

    In 1993, Galaxy announced that certain of its cable television systems were being listed for sale and retained Waller Capital Corporation ("Waller") to serve as the Partnership's broker in connection therewith. Waller solicited offers with respect to all of Galaxy's systems. The Partnership paid Waller brokerage fees totalling $783,625 in 1994 and $33,550 in 1995 based on the total purchase price of the completed sales described below.

    On September 30, 1994, Galaxy completed the sale of the Texas-Louisiana Systems to Friendship, for a cash purchase price of $42,625,000 (before proration of certain expenses), or approximately $1,241 per basic subscriber. Of such purchase price, approximately $100,000 is currently being held in escrow pending the completion by the Partnership of certain tasks related to the sale.

     On December 7, 1994, the Partnership sold all of the Austin Systems to Time Warner for a cash purchase price of $7,300,000 (before proration of certain expenses), or approximately $1,348 per basic subscriber.

    On December 23, 1994, Galaxy completed the sale of the Kentucky Systems to Galaxy Telecom, L.P. for a cash purchase price of $18,437,500 (before proration of certain expenses), or approximately $1,207 per basic subscriber. Tommy L. Gleason, Tommy L. Gleason, Jr. and all of the other executive officers of the Managing General Partner have an indirect equity interest in Galaxy Telecom. See Item 13 - "Certain Relationships and Related Transactions" below.

    On March 31, 1995, the Partnership completed the sale of the Cameron Systems to Galaxy Telecom, L.P. in exchange for an aggregate purchase price of $3,550,000 (or approximately $949 per basic subscriber), consisting of cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The Telecom Note is a balloon note under which all principal and interest are due and payable in March 2004. Interest is compounded annually and accrues at a rate of 9% through March 30, 2000, with increases of two percentage points per year up to 17% after March 30, 2003. Pursuant to a Put Agreement entered into in connection with the sale of the Cameron Systems, Tommy L. Gleason and Tommy L. Gleason, Jr. have agreed to purchase the Telecom Note from the Partnership upon the Partnership making one or more distributions to Unitholders amounting in the aggregate to $1.00 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. See Item 13 - "Certain Relationships and Related Transactions" below.

    The sales of the Texas-Louisiana Systems, the Kentucky Systems and the Austin Systems, which represented substantially all of the Partnership's assets, were specifically approved by the holders of a majority of the Partnership's Units in September 1994. At that time, the Unitholders also adopted an amendment to the Partnership Agreement to permit the Partnership to sell assets to a General Partner or an affiliate of a General Partner as part of the liquidation and winding-up of the Partnership without requiring a fairness opinion from an independent investment banking firm or cable television advisory company, provided the sale is approved by a majority of the directors of the Galaxy Cablevision Management, Inc. (the general partner of the Managing General Partner) who do not have any direct or indirect interest in the sale. The sale of the Cameron Systems to Galaxy Telecom, L.P. was made pursuant to this amended provision.

    Net proceeds from the Texas-Louisiana Sale, the Austin Sale and the Kentucky Sales were used to repay long-term debt and make distributions to partners. The Partnership used the net proceeds from the Cameron Sale (i) to make additional distributions to the partners, and (ii) to add to the Partnership's reserves to complete its liquidation and satisfy any indemnification liabilities which may arise in connection with the Texas-Louisiana Sale and the Austin Sale. The Partnership has undertaken no indemnification obligations in connection with the Kentucky Sale or the Cameron Sale. See Item 5 - "Market for the Registrant's Securities and Related Security Holder Matters -- Distributions" below. See also "Dissolution; Winding Up" above.

    As consideration for Galaxy Cablevision Management, Inc. entering into a noncompete agreement required by Friendship, the Partnership agreed to convey to Galaxy Cablevision Management, Inc. the computer equipment and office furniture utilized in Galaxy's headquarters office in Sikeston, Missouri following the closing of the sale of the Austin Systems and the Kentucky Systems, but reserved the right to continue to use the assets without cost until the Partnership's liquidation is complete. See Item 13 - "Certain Relationships and Related Transactions" below.

    The majority of Galaxy's remaining assets consist of cash, the Charter Holdings Investment, the Harron Note and the Telecom Note. Having sold all of its operating assets, Galaxy is now dissolving. The Managing General Partner intends to liquidate the Partnership's remaining assets as soon as practicable on an economically favorable basis. See "Dissolution; Winding Up" above.

Upgrades of Galaxy's Systems

    The Partnership made a capital expenditure of approximately $20,000 to upgrade its systems during 1995.


Employees

    At December 31, 1995, Galaxy had no employees. The Managing General Partner does not anticipate that the Partnership will employ any personnel in connection with the continuation of its liquidation activities.

    As of December 31, 1995, the general partner of the Managing General Partner employed six persons, none of whom are paid a salary by Galaxy.


Federal and State Income Taxation

    Galaxy, as a partnership, is not subject to federal income tax; rather, its income, gain, loss, deduction and credit are passed through and taxed to its partners. Each item of Partnership income, gain, loss, deduction and credit retains its character to a Unitholder. A Unitholder is subject to tax on his or her distributive share of the taxable income of the Partnership regardless of the amount of cash distributions paid by the Partnership, if any. If a Unitholder's distributive share of taxable income is less than the amount of cash distributions for a given period, the difference is treated as a tax-free return of capital to the extent of a Unitholder's tax basis in his or her Units, with any remaining amount treated as a gain from the sale of the Units.

    Under the Revenue Act of 1987, certain publicly-traded partnerships are taxed as corporations, subject to a delayed effective date for partnerships that were publicly traded on December 17, 1987. The provisions taxing publicly-traded partnerships in existence on December 17, 1987 as corporations are applicable to taxable years beginning after December 31, 1997 (the "Delayed Effective Date"). A partnership is not treated as an existing partnership for purposes of the Delayed Effective Date if it is deemed to add a substantial new line of business. Nevertheless, expansion of an existing line of business should not cause a partnership to be treated as adding a substantial new line of business. Galaxy was an existing publicly-traded partnership on December 17, 1987. Accordingly, Galaxy should continue to qualify for the Delayed Effective Date. Beginning on the earlier of January 1, 1998 or the date that Galaxy is deemed to have added a substantial new line of business, the Partnership will be subject to tax as a corporation on its net income. Galaxy believes that neither its acquisition nor continued ownership of its interest in Charter Wireless Cable Holdings, L.L.C. will be treated as the addition of a substantial new line of business.

    Having sold all of its operating assets, Galaxy is now in dissolution. The Managing General Partner is in the process of liquidating the Partnership's assets and winding up the Partnership's affairs. The Managing General Partner does not believe that Galaxy's activities in connection with its liquidation will be deemed a substantial new line of business. The Managing General Partner expects that the Partnership will complete its liquidation prior to the Delayed Effective Date.

    If at any time the Partnership were to be taxed as a corporation for federal income tax purposes rather than a partnership, its income would be taxable to the Partnership at corporate rates, and distributions to Unitholders might be taxable to them as dividends. In addition, losses, if any, of the Partnership would not flow through to Unitholders.

    Although a partnership is not generally subject to state income tax, the Partnership files combined income tax returns and pays combined taxes in those states that permit such filings on behalf of nonresident Unitholders with respect to their share of Partnership items. Such filings occur where the Partnership owned and operated cable television systems during the applicable year, and in Missouri, where the Partnership's home office is located. As of December 31, 1995, Galaxy had paid expenses of approximately $359,832 to cover such state income tax obligations for fiscal year 1994.

    The Partnership has made an election under Internal Revenue Code
Section 754 to adjust the cost basis of its assets upon a transfer of any Units. Pursuant to the election, the Partnership adjusts, but only with respect to the transferee of the Units, the Partnership's basis in its assets to reflect the difference between the cost to the transferee of his Units and his pro rata share of the Partnership's basis in its assets. Once made, the
Section 754 election remains in effect and may not be revoked without the consent of the Internal Revenue Service.

    If a transferee purchases Units for an amount in excess of the Unit's proportionate basis in the Partnership's assets, the election will be beneficial for the transferor and transferee. Conversely, if the price of the Units is less than the proportionate basis of the assets, the election could adversely affect the value of the investment in the Partnership and, thus, limit the ability of a Unitholder to sell his Units.

     The Partnership realized a gain of $2,180,076 in 1996 from the sale of the Cameron Assets, based on the original cost of the assets and subsequent depreciation. On a per Unit basis, the gain was approximately $1.02. However, this amount represents the maximum gain realized by a partner. Due to the Partnership's Section 754 election, Units purchased after December 31, 1992 may have a lower gain due to utilization of Section 754 basis attributable to the units.


Item 2.  Properties

Cable System Properties

    Sales of Cable Systems. The Texas-Louisiana Systems, which served 34,355 basic subscribers as of September 30, 1994, were sold on such date to Friendship Cable of Texas, Inc. On December 7, 1994 the Austin Systems, which served 5,417 basic subscribers as November 30, 1994, were sold to Time Warner Entertainment Company, through its division Time Warner Cable Ventures. The Kentucky Systems, which served 15,270 basic subscribers as November 30, 1994, were sold on December 23, 1994 to Galaxy Telecom, L.P. Also, the Cameron Systems, which served 3,741 basic subscribers as of March 31, 1995, were sold on such date to Galaxy Telecom, L.P. See Item 1 -- "Business -- Sales of Cable Systems" above and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" below.


Other Property Interests

    Galaxy has generally leased the real estate on which its business offices, microwave receiving antennae, microwave towers, warehouses, head-ends and other related equipment are located. The Partnership leased its office headquarters in Sikeston, Missouri from Galaxy Cablevision Management, Inc. prior to
April 30, 1995. During 1995, Galaxy paid rent of approximately $26,400 pursuant to all such leases.

    Galaxy owned substantially all of the assets related to its cable television operations, including its production equipment, head-ends (towers, antennae, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment and vehicles.

    As consideration for Galaxy Cablevision Management, Inc. entering into an agreement not to compete with Friendship Cable of Texas, Inc., the Partnership conveyed to Galaxy Cablevision Management, Inc. in December 1994 the computer equipment and office furniture utilized in Galaxy's headquarters office in Sikeston, Missouri. The Partnership reserved the right to continue to use such assets without cost until its liquidation is complete.

    See Item 1 -- "Business -- Sales of Cable Systems" above and Item 13 -- Certain Relationships and Related Transactions -- Sales of Assets to Management" below.


Item 3.  Legal Proceedings

    Galaxy has in the past been subject to lawsuits arising in the ordinary course of its business. In addition, Galaxy has undertaken certain indemnification obligations in connection with its sales of the Texas-Louisiana Systems and the Austin Systems. As of March 29, 1995, no claims for indemnification have been made in connection with such sales. The Managing General Partner is not presently aware of any pending or threatened litigation or indemnification claims. However, no assurance can be given that lawsuits will not arise in the future in connection with Galaxy's prior operation and sale of the Systems or that no such claims for indemnification will be made. See "Dissolution; Winding Up" in Item 1 above and in Item 7 below.


Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of Unitholders during the fourth quarter of 1995.

                                     PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
         Matters

Market Information

    The Partnership's Units of Limited Partnership Interest are traded on the American Stock Exchange. The high and low sales prices for the Units for each full quarterly period in 1994 and 1995 were as follows:

                                                     Lowest Sale   Highest Sale
                   Quarter Ended                        Price         Price
- - - ---------------------------------------------------  ------------  ------------

March 31, 1994 ....................................    $15 1/2       $18 1/8
June 30, 1994......................................     14 3/8        17 1/2
September 30, 1994.................................     15 3/8        18 1/8
December 31, 1994 * ...............................      7 3/8        18 1/2

March 31, 1995 * ..................................      2 7/8         2 7/8
June 30, 1995 .....................................      2 5/16        2 5/16
September 30, 1995 ................................      3             3
December 31, 1995 .................................      3 1/16        3 1/8

- - - ---------------

* See "Distributions" below for information concerning distributions made during the fourth quarter of 1994 and the first quarter of 1995 which affected sales prices for the Units.


Holders

    At December 31, 1995, the 2,142,000 Units of Limited Partnership Interest were held of record by approximately 767 Unitholders.


Distributions

    Pursuant to a May 1992 amendment to Galaxy's Revolving Credit and Term Loan Agreement with Fleet National Bank, Galaxy's distributions to Unitholders were limited to $2,250,000 in 1992 and $1,000,000 per year thereafter. Based on factors such as the Partnership's revenues, cash flow and financial position, its obligations under applicable law and agreements, including the Revolving Credit and Term Loan Agreement, and such other considerations as the Managing General Partner deemed relevant at that time, no distributions were made from the fourth quarter of 1992 through the third quarter of 1994. During 1995, all amounts due under the Revolving Credit and Term Loan Agreement were paid and the agreement was terminated.

    Distributions were made to partners during 1994 and 1995 as follows:

                                                    General
        Record Date         Per Unit  Unitholders   Partners         Paid
- - - --------------------------  --------  ------------  --------  -----------------

October 12, 1994 .........  $10.69    $22,897,980   $231,293  October 26, 1994
December 19, 1994 ........    2.00      4,284,000     43,273  December 30, 1994
January 5, 1995 ..........    5.20     11,138,400    112,509  January 20, 1995
April 24, 1995 ...........    1.00      2,142,000     21,636  May 5, 1995

    Future distributions will be determined by the Managing General Partner based on the Managing General Partner's assessment of the reserve required to cover costs associated with the completion of Galaxy's liquidation and any indemnification liabilities which may arise in connection with the Texas-Louisiana Sale and the Austin Sale. See "Dissolution; Winding Up" in Item 1 above and Item 7 below. The Managing General Partner currently does not intend to distribute the $538,200 distribution received from Charter Holdings on March 19, 1996. However, if the Harron Note is paid in full upon maturity on July 1, 1996, and there are no claims for indemnification by Friendship or Time Warner, the Partnership currently intends to distribute the proceeds of the Harron Note, as well as the Charter Holdings distribution to its partners.


Item 6.  Selected Financial Data

    The selected financial data set forth below has been derived from the liquidation basis financial statements of Galaxy as of December 31, 1995 and 1994 and from the historical cost basis financial statements for the nine month period ended September 30, 1994, and as of December 31, 1993, 1992 and 1991 and for each of the years then ended. Consummation of the Texas-Louisiana Sale on September 30, 1994 constituted the disposition of substantially all of the Partnership's assets and, under the terms of the Partnership Agreement, commenced dissolution of the Partnership. As of such date, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts.

    Consummation of the Texas-Louisiana Sale, the Austin Sale and the Kentucky Sale in 1994 and the Cameron Sale in 1995, as well as the change to liquidation basis accounting as of September 30, 1994, materially affect the comparability of the selected financial data for 1995 and 1994 to such data for prior periods. In addition, due to such events, the selected financial data reflected herein is not indicative of Galaxy's future financial condition or results of operations. The selected financial data should be read in conjunction with Galaxy's financial statements and the notes thereto appearing in Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 herein.


Galaxy Cablevision, L.P.

                                            Historical Cost Basis
                                                       Nine
                                                  Months Ended
                                                  September 30,            Years Ended December 31,
                                                  -------------  -------------------------------------------
                                                       1994           1993           1992           1991
                                                  -------------  -------------  -------------  -------------

REVENUE AND EXPENSE INFORMATION:

SUBSCRIPTION SERVICES REVENUE                      $15,244,882    $19,557,695    $18,033,956    $17,055,911
                                                  -------------  -------------  -------------  -------------
OPERATING EXPENSES:
  System operations (exclusive of depreciation
    and amortization shown separately below)         6,262,974      7,815,508      7,103,663      6,811,486
  Selling, general and administrative                4,328,120      5,633,356      5,185,794      5,123,308
  Depreciation expense                               3,848,646      6,066,978      6,948,581      7,078,547
  Amortization expense                                 353,963        440,654        402,616        400,648
                                                  -------------  -------------  -------------  -------------
  Total operating expenses                          14,793,703     19,956,496     19,640,654     19,413,989
                                                  -------------  -------------  -------------  -------------
OPERATING INCOME (LOSS)                                451,179       (398,801)    (1,606,698)    (2,358,078)

GAIN ON SALES OF CABLE TELEVISION SYSTEMS, NET      31,552,357                                    2,895,901

EQUITY IN LOSS OF INVESTEE                            (593,708)      (699,849)

INTEREST INCOME                                        109,443        145,591        193,215         73,894

INTEREST EXPENSE                                    (1,448,170)    (1,979,481)    (2,152,635)    (2,515,363)

OTHER (EXPENSE) INCOME, NET                           (152,754)        (7,464)       (19,907)        31,565
                                                  -------------  -------------  -------------  -------------
NET EARNINGS (LOSS)                                $29,918,347    $(2,940,004)   $(3,586,025)   $(1,872,081)
                                                  =============  =============  =============  =============

NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT   $     13.83    $     (1.36)   $     (1.66)   $      (.87)
                                                  =============  =============  =============  =============

DECLARED CASH DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                                 $     10.69    $         0    $      1.05    $      1.40
                                                  =============  =============  =============  =============


                                            Historical Cost Basis
                                                                                 December 31,
                                                                 -------------------------------------------
                                                                      1993           1992           1991
                                                                 -------------  -------------  -------------

BALANCE SHEET INFORMATION:

TOTAL ASSETS                                                      $26,686,270    $31,429,502    $34,326,100
TOTAL LIABILITIES                                                 $29,552,853    $31,356,081    $28,394,835
PARTNERS' CAPITAL (DEFICIENCY IN ASSETS)                          $(2,866,583)   $    73,421    $ 5,931,265


                                              Liquidation Basis
                                                                                 December 31,   December 31,
                                                                                -------------  -------------
                                                                                     1995           1994
                                                                                -------------  -------------

STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION INFORMATION:

TOTAL ASSETS                                                                     $ 7,871,170    $23,376,981
TOTAL LIABILITIES                                                                $   653,286    $15,038,556
NET ASSETS IN PROCESS OF LIQUIDATION                                             $ 7,217,884    $ 8,338,425


                                                                                Twelve Months   Three Months
                                                                                    Ended          Ended
                                                                                 December 31,   December 31,
                                                                                -------------  -------------
                                                                                     1995           1994
                                                                                -------------  -------------

STATEMENT OF CHANGE IN NET ASSETS IN PROCESS OF LIQUIDATION INFORMATION:

DISTRIBUTIONS TO PARTNERS                                                        $(2,163,636)  $(27,456,545)
ACCRUED DISTRIBUTIONS TO PARTNERS                                                               (11,250,909)
REVENUES IN EXCESS OF EXPENSES FROM OPERATIONS                                   $    75,012        316,633
REDUCTION IN RESERVE FOR ESTIMATED COSTS DURING PERIOD OF LIQUIDATION            $    12,384        300,000
NET GAIN FROM THE SALES                                                                             200,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Liquidation Basis Comparisons

    Year Ended December 31, 1995 Compared to Year Ended December 31, 1994. As discussed above, beginning September 30, 1994, the Partnership's financial statements have been prepared in accordance with liquidation basis accounting. In addition, since March 31, 1995, the Partnership has had not operations. Thus, the Managing General Partner does not believe a comparison of results for periods subsequent to September 30, 1994 to periods prior to September 30, 1994 would be meaningful.

    Year Ended December 31, 1995 Compared to Three Months Ended December 31, 1994. The Partnership's revenues in excess of expenses from operations during the year ended December 31, 1995 and the fourth quarter of 1994 were $75,012 and $316,633, respectively. The revenues in excess of expenses from operations is unaffected by depreciation and amortization expenses, as such expenses are not recognized under liquidation basis accounting. All of the revenues for 1995 related to the first quarter of 1995, during which the Partnership was still operating the Cameron Systems.

    Galaxy reduced its reserve for estimated costs during the period of liquidation from $1,500,000 at September 30, 1994 to $1,200,000 at December 31, 1994 to $500,000 at December 31, 1995. The reserve is provided to cover certain costs during the period of liquidation, such as the accrual for state income taxes, future state income tax liabilities, professional fees, general and administrative expenses, contingency reserves and other costs related to dissolution and winding-up. The $300,000 reduction is a result of (i) the Partnership having incurred and paid certain of such expenses during the fourth quarter of 1994, and (ii) the Managing General Partner revising its estimate of such cost. The $700,000 reduction from December 31, 1994 to December 31, 1995 is a result of (i) the Partnership having incurred and paid certain of such expenses during 1995, (ii) the payment of approximately $359,832 to cover state income tax obligations for fiscal year 1994, and (iii) the Managing General Partner revising its estimate of such costs.

     The Partnership also realized a $200,000 net gain from the sales of systems during the fourth quarter of 1994. The net gain results from a savings in brokerage fees which the partnership enjoyed as a result of consummating multiple sales through Waller Capital Corporation.

    Historical Cost Basis Comparisons

    The following table sets forth the percentage relationship of selected income statement items to subscription services revenues for the nine months ending September 30, 1994 and the year ended December 31, 1993.

                                                     Nine Months       Year
                                                        Ended         Ended
                                                    September 30,  December 31,
                                                         1994          1993
                                                    -------------  ------------

Subscription services revenue.....................         100.0%       100.0%

Operating expenses (exclusive of
  depreciation and amortization)..................         (69.5)       (68.8)
Operating income (before depreciation
  and amortization)*..............................          30.5         31.2
Depreciation......................................         (25.2)       (31.0)
Amortization......................................          (2.3)        (2.3)
                                                    -------------  ------------
Operating income (loss)...........................           3.0         (2.1)

Other income (expense):
  Gains on sales of cable television systems,
    net...........................................         207.0
  Interest income.................................            .7           .7
  Equity in loss of investee......................          (3.9)        (3.5)
  Interest expense................................          (9.5)       (10.1)
  Other expense, net..............................          (1.0)
                                                    -------------  ------------
Net Earnings (Loss)...............................         196.3%       (15.0)%
                                                    =============  ============
- - - ---------------

* Operating income (before depreciation and amortization) should not be construed as an alternative to operating income or cash flows from operating activities as shown in the financial statements included herein and should not be interpreted as the only measure of Galaxy's operating performance.

    Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993. For the nine months ended September 30, operating expenses before depreciation and amortization increased from $10,000,813 in 1993 to $10,591,094 in 1994, an increase of $590,281 or 5.9%. The increase in system operating costs was primarily a result of the addition of the new subscribers discussed above, and to a lesser extent, administrative costs associated with the implementation of new FCC procedures. The increase in expenses during the nine months ended September 30, 1994 was less than the increase in revenues for the same period. Therefore, operating cash flow for the nine months ended September 30 increased slightly from $4,619,481 in 1993 to $4,653,788 in 1994, an increase of $34,307 or 0.7%.

     The Partnership generated revenues for the nine months ended September 30, 1993 of $14,620,294, and for the nine months ended September 30, 1994 of $15,244,882, an increase of $624,588 or 4.3%. The increase in revenues was due primarily to revenues from over 1,900 new subscribers within existing systems during such period.

    Operating loss for the nine months ended September 30, 1993 was $128,663. For the nine months ended September 30, 1994, the Partnership had operating income of $451,179, an increase in operating income of $579,842. The additional operating income was due primarily to the $545,535, or 11.5%, decrease in depreciation and amortization expense from $4,748,144 for the nine months ended September 30, 1993 to $4,202,609 for the same period of 1994. The decrease in depreciation and amortization was primarily a result of additional assets becoming fully depreciated, offset somewhat by additional depreciation on capital expenditures in existing systems to add subscribers and purchase equipment as budgeted. Such expenditures totalled $1,610,774 for the nine months ended September 30, 1994.

    For the nine months ended September 30, 1993 and 1994, other income/expense (consisting of equity in loss of investee, interest income/expense and other income/expense, but not including gain on sale of cable systems) went from a net expense of $1,854,446 to a net expense of $2,085,189, respectively, an increase of $230,743 or 12.4%. This increase was mainly due to expenses accrued during 1994 associated with the sale of cable systems after September 30, 1994. Other income/expense also includes the Partnership's share of the net loss of CableMaxx, Inc. ("CableMaxx"), the majority-owned subsidiary of Charter Wireless Holdings, L.L.C. ("Charter Holdings") in which Galaxy owns an equity interest. The Partnership's share of the net loss of CableMaxx increased from $478,372 to $593,708 for the nine months ended September 30, 1993 and 1994, respectively.

    CableMaxx first commenced operation in December 1992. As of December 31, 1992, the Partnership owned a 14% equity interest in Charter Holdings. In February 1993, the Partnership raised its ownership interest in Charter Holdings to approximately 16.5% by purchasing an additional 2.5% equity interest. In November 1993, CableMaxx completed an initial public offering, which had the effect of diluting the Partnership's indirect interest in CableMaxx to approximately 9.7%. In April 1994, in connection with the exercise of certain options by Charter Holdings to purchase wireless cable systems, Galaxy's interest in Charter Holdings was reduced to approximately 14.6%, and its indirect interest in CableMaxx was reduced to approximately 8.5%.

    After December 31, 1992 and until September 30, 1994, the Partnership used the equity method of accounting for its investment in Charter Holdings. Since September 30, 1994, the investment in Charter Holdings has been adjusted to approximate the net realizable value of the Partnership's investment assuming a discount factor of approximately 30% applied to an average of the recent quoted market prices of CableMaxx common stock multiplied by the number of shares of such common stock indirectly owned by the Partnership through its investment in Charter Holdings. Tommy L. Gleason, Jr., a director and officer of Galaxy Cablevision Management, Inc., and Ronald L. Voss, an officer of Galaxy Cablevision Management, Inc., are each officers and directors of CableMaxx.

Subscriber Activity and Relations

    The following table illustrates subscriber activity in 1993, 1994 and 1995:

                                                                    Subscribers
                                                                    -----------

Number of Subscribers on December 31, 1992........................      54,900
Additional Subscribers in Existing Systems in 1993................       2,075
                                                                    -----------
Number of Subscribers on December 31, 1993........................      56,975
Subscribers Lost Through Systems Sold in 1994.....................     (55,040)
Additional Subscribers In Existing Systems in 1994................       1,600
                                                                    -----------
Number of Subscribers on December 31, 1994........................       3,535
Additional Subscribers in Existing Systems in First Quarter
  of 1995.........................................................         206
Subscribers Lost Through Systems Sold in First Quarter of 1995....      (3,741)
                                                                    -----------
Number of Subscribers on March 31 and December 31, 1995...........          -0-
                                                                    ===========


Sales of Cable Systems

    The Texas-Louisiana Systems, which served 34,355 basic subscribers as of September 30, 1994, were sold on such date to Friendship for $42,625,000 (before proration of certain expenses), or approximately $1,241 per basic subscriber. Of such purchase price, approximately $100,000 is currently being held in escrow pending the completion by the Partnership of certain tasks related to the sale.

    On December 7, 1994 the Austin Systems, which served 5,417 basic subscribers as of November 30, 1994, were sold to Time Warner for $7,300,000 (before proration of certain expenses), or approximately $1,348 per basic subscriber.

    The Kentucky Systems, which served 15,270 basic subscribers as November 30, 1994, were sold on December 23, 1994 to Galaxy Telecom, L.P. for $18,437,500 (before proration of certain expenses), or approximately $1,207 per basic subscriber.

    The Cameron Systems, which served 3,741 basic subscribers as of March 31, 1995, were sold on such date to Galaxy Telecom, L.P. for a purchase price of $3,550,000 (or approximately $949 per basic subscriber). In accordance with the terms of the Cameron Purchase Agreement, Galaxy Telecom, L.P. delivered to the Partnership cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The $200,000 promissory note (the "Telecom Note") is a balloon note under which all principal and interest are due and payable in March 2004. Interest is compounded annually and accrues at a rate of 9% through March 30, 2000, with increases of two percentage points per year up to 17% after March 30, 2003. Galaxy is restricted from selling the Telecom Note to anyone except an affiliate of the Partnership. On December 23, 1994, Galaxy entered into an agreement with Tommy L. Gleason and Tommy L. Gleason, Jr. (the "Gleasons") which requires the Gleasons to purchase the Telecom Note from the Partnership upon the Partnership thereafter making one or more distributions to Unitholders amounting in the aggregate to $1.00 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. Under the agreement (the "Put Agreement"), the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase. See Item 13 - "Certain Relationships and Related Transactions" below.

    See Item 1 -- "Business -- Sales of Cable Systems" above for additional information concerning the sales of the Partnership's cable systems.


Liquidity and Capital Resources

    As of December 31, 1995, the Partnership had approximately $1.4 million in cash which was deposited primarily in interest-bearing accounts.

    The Partnership had a reserve of $500,000 as of December 31, 1995 to cover future state income tax liabilities, professional fees, general and administration expenses, contingency reserves and other costs related to dissolution and winding-up.


    Uses of Proceeds of Cable Systems Sales

    Net proceeds from the Texas-Louisiana Sale, the Austin Sale and the Kentucky Sales were used to repay long-term debt during 1994 and make distributions to partners during 1994 and January 1995. The Partnership used the net proceeds from the Cameron Sale, which closed on March 31, 1995, as follows: (i) $2,163,636 to make a distribution to the partners in May 1995, and
(ii) $1,187,000 to retire certain debt, pay expenses related to sales of systems and to add to the Partnership's cash reserves to complete its liquidation and satisfy any indemnification liabilities which may arise in connection with the Texas-Louisiana Sale and the Austin Sale. As of March 29, 1995, no claims for indemnification have been made by either Friendship or Time Warner. The Partnership has undertaken no indemnification obligations in connection with the Kentucky Sale or the Cameron Sale. See "Dissolution; Winding Up" below.


    Dissolution; Winding Up

    Having sold all of its operating assets, Galaxy is now in dissolution. The Managing General Partner is in the process of liquidating the Partnership's remaining assets and winding up the Partnership's affairs. In connection with the Cameron Sale, Galaxy received and now holds the Telecom Note, which is a promissory note in the amount of $200,000 from Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P., the purchaser of the Cameron Systems. Galaxy also holds the Harron Note, which is a note receivable in the face amount of $1,500,000 from Harron Cablevision of Texas, Inc. Galaxy's only other significant non-cash asset is the Charter Holdings Investment, which represents a minority (approximately 14.6%) interest in Charter Holdings, the only asset of which is 1,519,809 shares of common stock of Heartland Wireless Communications, Inc.

    None of the Telecom Note, the Harron Note or the Charter Holdings Investment are currently liquid. Under the terms of the governing documents of Charter Holdings, the Partnership cannot transfer its ownership interest in Heartland without the consent of the other members and, even if such consents were obtained, the Managing General Partner believes the Partnership would be required to sell its investment at a substantial discount. Charter Holdings has certain registration rights with respect to the 1,369,809 shares of Heartland common stock it currently holds. The Partnership understands that, pursuant to such registration rights, Heartland may file a registration statement with the Securities and Exchange Commission with respect to such shares during 1996, which would enable Charter Holdings to sell such shares to the public. However, there can be no assurance whether or when such registration statement will be filed, whether Charter Holdings will elect to sell any shares or, if so, when or at what price. However, the Managing General Partner believes that Charter Holdings may ultimately either liquidate its investment in Heartland and distribute the proceeds to the members, including Galaxy, or distribute the Heartland stock directly to the members.
It is therefore the Managing General Partner's current intention to continue to hold the Charter Holdings Investment until such distribution, unless the Partnership is able to sell the investment without substantial discount. The Partnership cannot predict when it will receive additional distributions, if any, in respect of the Charter Holdings Investment. The Partnership received a distribution of $538,200 from Charter Holdings on March 19, 1996 as a result of the sale of shares of Heartland stock by Charter Holdings. The Managing General Partner currently does not intend to distribute such amount to its partners until the Harron Note is paid or it receives additional distributions from Charter Holdings, provided there are no claims for indemnification by Friendship or Time Warner at such time.

    The Harron Note is a balloon note under which all principal and accrued interest is payable on July 1, 1996. Principal and interest accrued through December 31, 1994 equals approximately $2,200,000. Although the Partnership is not restricted from selling the Harron Note, the Managing General Partner believes that such a sale would be at a substantial discount to the value of the note. As a result, the Managing General Partner currently expects to hold the Harron Note until its maturity. If the Harron Note is paid in full upon maturity, and there are no claims for indemnification by Friendship or Time Warner, the Partnership currently intends to distribute the proceeds of the Harron Note, as well as any distributions from Charter Holdings, to its partners.

    The Telecom Note is also a balloon note, under which all principal and accrued interest are due and payable in March 2004. Galaxy is restricted from selling the Telecom Note to anyone except an affiliate of the Partnership. On December 23, 1994, Galaxy entered into a Put Agreement with Tommy L. Gleason and Tommy L. Gleason, Jr. (the "Gleasons") which requires the Gleasons to purchase the Telecom Note from the Partnership upon the Partnership thereafter making one or more distributions to Unitholders amounting in the aggregate to $1.00 per Unit or more, excluding any distribution from the proceeds of the sale of the Kentucky Systems or the Cameron Systems. Under the Put Agreement, the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase. The Managing General Partner currently intends to hold the Telecom Note until it is purchased by the Gleasons in accordance with the Put Agreement. It is anticipated that any distribution resulting from the payment of the Harron Note would exceed $1.00 per Unit.

    In connection with the Texas-Louisiana Sale and the Austin Sale, the Partnership undertook certain indemnification obligations. Specifically, Galaxy agreed to indemnify Friendship, the purchaser of the Texas-Louisiana Systems, for certain damages, liabilities, costs and expenses incurred by Friendship solely as a result of any breach by Galaxy of any written representation, warranty agreement or covenant of Galaxy contained in the Texas-Louisiana Purchase Agreement and for liabilities arising out of ownership of the systems prior to September 30, 1994. The Partnership's maximum liability for such breach is $2,000,000. Galaxy's representations and warranties expire on March 31, 1996 (except as to tax matters, which survive for the applicable statute of limitations). Any claims for indemnification cannot be made until the total of all such claims exceeds $50,000.

    The Partnership has also agreed to indemnify Time Warner, the purchaser of the Austin Systems, for certain claims, losses, liabilities, damages, liens, penalties, costs and expenses incurred by Time Warner as a result of any breach by Galaxy of any written representation, warranty, agreement or covenant of Galaxy contained in the Austin Purchase Agreement. The Partnership's maximum liability for such breach is $1,200,000. The representations and warranties expire on June 7, 1996, and any claim for indemnification must be made by September 5, 1996. No claim can be made until the total of all such claims exceeds $25,000.

    The risk of Galaxy being required to pay an indemnification claim is a factor which the Managing General Partner will consider in determining the amount and timing of any future distributions to Unitholders. As of March 29, 1995, no claims for indemnification have been made by either Friendship or Time Warner. The Managing General Partner believes that the likelihood of such a claim being brought by Friendship or Time Warner decreases with the passage of time.

    The Partnership has undertaken no indemnification obligations in connection with the Kentucky Sale or the Cameron Sale.


Rate Regulation

    In early 1996, Congress adopted the Telecommunications Act of 1996. However, because the Partnership has not operated any cable television systems since March 31, 1995, such Act will not have any effect on the Partnership or its liquidation.

Item 8.  Financial Statements and Supplementary Data

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Galaxy Cablevision, L.P.:

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 24
    Financial Statements:
         Statement of Net Assets in Process of  Liquidation -
             December 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . 25
         Statement of Changes in Net Assets in Process of Liquidation for
         the Year Ended December 31, 1995 and for the Three Months Ended
         December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . 26
         Statements of Operations for the Nine Months
             Ended September 30, 1994 and for the Year
             Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . 27
         Statements of Partners' Capital (Deficiency in Assets) for the
             Nine Months Ended September 30, 1994 and for
             the Year Ended December 31, 1993. . . . . . . . . . . . . . . . 28
         Statements of Cash Flows for the Nine Months
             Ended September 30, 1994 and for the Year Ended
             December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . 29
         Notes to Financial Statements . . . . . . . . . . . . . . . . . .   30

INDEPENDENT AUDITORS' REPORT

Galaxy Cablevision, L.P.:

    We have audited the accompanying statement of net assets in process of liquidation of Galaxy Cablevision, L.P. (the "Partnership") as of December 31, 1995 and 1994 and the statement of changes in net assets in process of liquidation for the year ended December 31, 1995 and the three months ended December 31, 1994. In addition, we have audited the statement of operations, partners' capital (deficiency in assets) and cash flows for the nine months ended September 30, 1994 and the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As described in Note 1 to the financial statements, the Partnership sold certain assets on September 30, 1994 which, according to the Partnership agreement, required the Partnership to commence liquidation of the remaining assets. As a result, the Partnership has changed its basis of accounting for September 30, 1994 and subsequent periods from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 1995 and 1994, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Actual amounts depend upon a number of factors, and as a result, actual amounts are likely to differ from the amounts presented in the accompanying financial statements.

    In our opinion, such financial statements present fairly, in all material respects, the net assets in process of liquidation of Galaxy Cablevision, L.P. as of December 31, 1995 and 1994, the changes in net assets in process of liquidation for the year ended December 31, 1995 and the three months ended December 31, 1994, and the historical cost basis results of its operations and its cash flows for the nine months ended September 30, 1994 and the year ended December 31, 1993, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.


Deloitte & Touche LLP

Saint Louis, Missouri
March 27, 1996

                                          GALAXY CABLEVISION, L.P.

                         STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION (NOTE 2)
                                                                 Notes  December 31, 1995  December 31, 1994
                                                                 -----  -----------------  -----------------

                           ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $1,435,941         14,571,652
Prepaid Expenses and Other Assets. . . . . . . . . . . . . .                      787,092            767,002
Escrow Deposits. . . . . . . . . . . . . . . . . . . . . . .         1            101,100            100,000
Due From Affiliates, Net . . . . . . . . . . . . . . . . . .                           --            327,071
Notes Receivable . . . . . . . . . . . . . . . . . . . . . .         3          1,747,037          1,561,256
Cable Television Systems and Other Property and Equipment,
  Net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1                 --          3,550,000
Investment in Affiliate. . . . . . . . . . . . . . . . . . .         4          3,800,000          2,500,000
                                                                        -----------------  -----------------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .                    7,871,170         23,376,981
                                                                        -----------------  -----------------

                         LIABILITIES
Notes Payable. . . . . . . . . . . . . . . . . . . . . . . .                           --          1,281,816
Accounts Payable . . . . . . . . . . . . . . . . . . . . . .                           --            602,448
Accrued Expenses and Other Liabilities . . . . . . . . . . .                       75,805            703,383
Due to Affiliates, Net . . . . . . . . . . . . . . . . . . .                       77,481                 --
Reserve for Estimated Costs During Period of Liquidation . .                      500,000          1,200,000
Accrued Distributions to Partners. . . . . . . . . . . . . .         8                 --         11,250,909
                                                                        -----------------  -----------------
     TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .                      653,286         15,038,556
                                                                        -----------------  -----------------

NET ASSETS IN PROCESS OF LIQUIDATION . . . . . . . . . . . .                  $ 7,217,884       $  8,338,425
                                                                        =================  =================

See notes to financial statements.


                                          GALAXY CABLEVISION, L.P.
                    STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION (NOTE 2)
                                   FOR THE YEAR ENDED DECEMBER 31, 1995
                            AND FOR THE THREE MONTHS ENDED DECEMBER 31, 1994
                                                                                     Note
                                                                                     ----

Total Partners' Capital as of September 30, 1994 (Historical Cost Basis) . . . . .              $27,051,764
Net Gain on Change to Liquidation Basis. . . . . . . . . . . . . . . . . . . . . .               19,177,482
                                                                                                ------------
Net Assets in Process of Liquidation as of September 30, 1994. . . . . . . . . . .               46,229,246

Distributions to Partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8       (27,456,545)
Accrued Distributions to Partners. . . . . . . . . . . . . . . . . . . . . . . . .      8       (11,250,909)
Revenues in Excess of Expenses from Operations . . . . . . . . . . . . . . . . . .                  316,633
Reduction in Reserve for Estimated Costs During Period of Liquidation. . . . . . .                  300,000
Net Gain from the Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  200,000
                                                                                                ------------
Net Assets in Process of Liquidation as of December 31, 1994 . . . . . . . . . . .              $ 8,338,425

Distributions to Partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8         (2,163,636)
Increase in Value of Investment in Affiliate . . . . . . . . . . . . . . . . . . .                1,300,000
Additional Copyright Fees due to Amended Filings . . . . . . . . . . . . . . . . .                 (344,301)
Revenues in Excess of Expenses from Operations . . . . . . . . . . . . . . . . . .                   75,012
Reduction in Reserve for Estimated Costs During Period of Liquidation. . . . . . .                   12,384
                                                                                                ------------
Net Assets in Process of Liquidation as of December 31, 1995 . . . . . . . . . . .              $ 7,217,884
                                                                                                ============

See notes to financial statements.


                                          GALAXY CABLEVISION, L.P.

                                          STATEMENTS OF OPERATIONS
                                           (Historical Cost Basis)
                                                               Notes   Nine Months Ended  For the Year Ended
                                                                      September 30, 1994   December 31, 1993
                                                               -----  ------------------  ------------------

SUBSCRIPTION SERVICES REVENUE. . . . . . . . . . . . . . . .       2        $15,244,882         $19,557,695

OPERATING EXPENSES:
System operations (exclusive of depreciation and
  amortization shown separately below)
    Related Party. . . . . . . . . . . . . . . . . . . . . .                     20,346
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .                  6,242,628           7,815,508
                                                                       -----------------   -----------------
                                                                              6,262,974           7,815,508
                                                                       -----------------   -----------------
Selling, general and administrative:
  Related party. . . . . . . . . . . . . . . . . . . . . . .     5,6          1,206,808           1,946,826
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,121,312           3,686,530
                                                                       -----------------   -----------------
                                                                              4,328,120           5,633,356
                                                                       -----------------   -----------------
Depreciation expense . . . . . . . . . . . . . . . . . . . .                  3,848,646           6,066,978
Amortization expense . . . . . . . . . . . . . . . . . . . .                    353,963             440,654
                                                                       -----------------   -----------------
Total operating expenses . . . . . . . . . . . . . . . . . .                 14,793,703          19,956,496
                                                                       -----------------   -----------------
OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . .                    451,179            (398,801)
GAINS ON SALES OF CABLE TELEVISION SYSTEMS, NET. . . . . . .       1         31,552,357
EQUITY IN LOSS OF INVESTEE . . . . . . . . . . . . . . . . .     2,4           (593,708)           (699,849)
INTEREST INCOME. . . . . . . . . . . . . . . . . . . . . . .                    109,443             145,591
INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . . .                 (1,448,170)         (1,979,481)
OTHER EXPENSE, NET . . . . . . . . . . . . . . . . . . . . .                   (152,754)             (7,464)
                                                                       -----------------   -----------------
NET EARNINGS (LOSS). . . . . . . . . . . . . . . . . . . . .                $29,918,347         $(2,940,004)
                                                                       =================   =================

ALLOCATION OF NET EARNINGS (LOSS)
  General Partners . . . . . . . . . . . . . . . . . . . . .       2        $   299,183         $   (29,400)
                                                                       =================   =================
  Limited Partners . . . . . . . . . . . . . . . . . . . . .                $29,619,164         $(2,910,604)
                                                                       =================   =================
NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT . . . . . .       2        $     13.83         $     (1.36)
                                                                       =================   =================
WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING. . . . . . . . . . . . . . . . . . . . . . . .       2          2,142,000           2,142,000
                                                                       =================   =================

See notes to financial statements.


                                          GALAXY CABLEVISION, L.P.

                           STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY IN ASSETS)
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,1994 AND FOR THE
                                        YEAR ENDED DECEMBER 31, 1993
                                           (Historical Cost Basis)
                                                                                    Excess
                                                                                   Purchase
                                                                                  Price over
                                                                                   Cost of
                                                                                    Assets
                                                                    Purchased      Acquired
                                                                        or           from
                                                                    Reissued       Entities
                                                                     Limited         Under
                                       General        Limited     Partnership       Common
                                      Partners       Partners         Units         Control         Total
                                   -------------  -------------  -------------  -------------  -------------

Balance at December 31, 1992        $  (338,005)   $ 5,587,600    $  (140,628)   $(5,035,546)   $    73,421
Net loss for 1993                       (29,400)    (2,910,604)                                  (2,940,004)
                                   -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1993           (367,405)     2,676,996       (140,628)    (5,035,546)    (2,866,583)

Net earnings for nine months ended
  September 30, 1994                    299,183     29,619,164                                   29,918,347
                                   -------------  -------------  -------------  -------------  -------------
Balance at September 30, 1994       $   (68,222)   $32,296,160    $  (140,628)   $(5,035,546)   $27,051,764
                                   =============  =============  =============  =============  =============

See notes to financial statements.


                                          GALAXY CABLEVISION, L.P.

                                          STATEMENTS OF CASH FLOWS
                                           (Historical Cost Basis)
                                                                        Nine Months Ended      Year Ended
                                                                       September 30, 1994  December 31, 1993
                                                                       ------------------  -----------------

FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                          $29,918,347        $(2,940,004)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
    Depreciation and amortization                                              4,202,609          6,507,632
    Gain on sale of cable systems                                            (31,552,357)
    Loss on sale of property and equipment, net                                   27,281             19,991
    Equity in loss of investee                                                   593,708            699,849
    Net change in assets and liabilities:
      Trade accounts receivable                                                  150,450            (13,009)
      Prepaid expenses and other assets                                           49,536           (209,675)
      Due from affiliates, net                                                   (84,874)          (507,226)
      Accounts payable                                                           532,346           (271,479)
      Accrued expenses and other liabilities                                    (306,097)            10,024
                                                                       ------------------  -----------------
Net cash provided by operating activities                                      3,530,949          3,296,103
                                                                       ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of cable systems, net of certain expenses                  41,491,051
Investment in affiliate                                                                            (375,000)
Net distribution from affiliate                                                                      59,321
Upgrade of cable television systems                                           (1,161,610)        (1,209,184)
Purchases of property and equipment                                             (449,164)          (467,391)
Proceeds from sales of other assets                                                7,817              4,700
Proceeds from note receivable repayments                                          13,550             12,904
                                                                        -----------------  -----------------
Net cash provided by (used in) investing activities                           39,901,644         (1,974,650)
                                                                        -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                          85,230            805,561
Repayments of borrowings                                                     (25,410,225)        (2,264,454)
Payment of distributions                                                                            (82,880)
                                                                        -----------------  -----------------
Net cash used in financing activities                                        (25,324,995)        (1,541,773)
                                                                        -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                               18,107,598           (220,320)
CASH AT BEGINNING OF THE PERIOD                                                  475,345            695,665
                                                                        -----------------  -----------------
CASH AT END OF THE PERIOD                                                    $18,582,943        $   475,345
                                                                        -----------------  -----------------
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                     $ 1,659,661         $1,799,356
                                                                        =================  =================

                            GALAXY CABLEVISION, L.P.

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


1.  LIQUIDATION BASIS AND SALE OF CABLE TELEVISION SYSTEMS

    At a special meeting of the Unitholders of Galaxy Cablevision, L.P. ("Galaxy" or the "Partnership") on September 28, 1994, the Unitholders voted to approve the proposed sales of 1) the Northeast Texas and Louisiana-Arkansas Region Systems (the "Texas-Louisiana Systems"), 2) the Kentucky Region Systems (the "Kentucky Systems"), and 3) part of the Central Texas Region Systems (the "Austin Systems"), which comprised 94% of the Partnership's total basic subscribers. The remaining 6% of the subscribers represent the Partnership's cable systems in the Cameron, Texas area of the Central Texas Region (the "Cameron Systems"), which was sold in 1995.


TEXAS-LOUISIANA SYSTEMS

    In March 1994, Galaxy entered into a definitive Asset Purchase Agreement (effective February 21, 1994) (the "Texas-Louisiana Purchase Agreement") to sell all of the Texas-Louisiana Systems to Buford Group, Inc., a Delaware corporation, for a cash purchase price of $42,625,000. On June 13, 1994 Buford Group, Inc. assigned its interest in the Texas-Louisiana Purchase Agreement to Friendship Cable of Texas, Inc. ("Friendship"), a Texas corporation which is an affiliate of Buford Group, Inc.

    On September 30, 1994, the Partnership sold all of the Texas-Louisiana Systems, which consisted of 34,355 basic subscribers as of such date (approximately 59% of the Partnership's total basic subscribers), to Friendship (the "Texas-Louisiana Sale") for a purchase price of $42,625,000 (before proration of certain expenses), or approximately $1,241 per basic subscriber. Of such purchase price, approximately $100,000 is currently being held in escrow pending the completion by the Partnership of certain tasks related to the sale. In connection with the Texas Louisiana Sale, the Partnership agreed to enter into a noncompete agreement with Friendship. Friendship also required, as a condition to closing, that Galaxy Cablevision Management, Inc. entering into the noncompete agreement, the Partnership agreed to convey to it the computer equipment and office furniture, valued at $54,000, utilized in Galaxy's headquarters in Sikeston, Missouri. The Partnership agreed to convey such assets once the Austin Sale and Kentucky Sale were closed, but reserved the right to continue to use the assets without cost until its liquidation is complete. Ownership of such assets were transferred to Galaxy Cablevision Management, Inc. on December 27, 1994. The transfer of such assets was approved unanimously by the independent directors of Galaxy Cablevision Management, Inc.

    Furthermore, in connection with the Texas-Louisiana Sale, the Partnership has undertaken certain indemnification obligations. Specifically, Galaxy has agreed to indemnify Friendship, the purchaser of the Texas-Louisiana Systems, for certain damages, liabilities, costs and expenses incurred by Friendship solely as a result of any breach by Galaxy of any written representation, warranty, agreement or covenant of Galaxy contained in the Texas-Louisiana Purchase Agreement and for liabilities arising out of ownership of the systems prior to September 30, 1994. The Partnership's maximum liability for such breach is $2,000,000. Galaxy's representations and warranties survive until March 31, 1996 (except as to tax matters, which survive for the applicable statute of limitations). Any claims for indemnification cannot be made until the total of all such claims exceeds $50,000.

    Under the terms of the Partnership agreement, a disposition of substantially all of the assets of the Partnership triggers liquidation of all Partnership assets. The Partnership adopted the liquidation basis of accounting (see Note 2 - Basis of Presentation) as a result of the Texas-Louisiana Sale.


KENTUCKY SYSTEMS

    On May 16, 1994 Galaxy entered into a definitive Asset Purchase Agreement (the "Kentucky Purchase Agreement") to sell all of the Kentucky Systems to Galaxy Management, Inc., a Delaware corporation owned by Tommy L. Gleason and Tommy L. Gleason, Jr. (the "Gleasons"), for a cash purchase price of $18,437,500. In November, 1994 Galaxy Management, Inc. assigned its interest in the Kentucky Purchase Agreement to Galaxy Telecom, L.P., a Delaware limited partnership in which the Gleasons and all other executive officers of the Managing General Partner have an indirect equity interest.

    The Kentucky Systems, which served 15,270 basic subscribers as of November 30, 1994, were sold on December 23, 1994 to Galaxy Telecom, L.P. for $18,437,500 (before proration of certain expenses), or approximately $1,207 per basic subscriber.


AUSTIN SYSTEMS

    On August 15, 1994 the Partnership entered into a definitive Asset Purchase Agreement (the "Austin Purchase Agreement") to sell all of the Austin Systems to Time Warner Entertainment Company, L.P., through its division Time Warner Cable Ventures ("Time Warner"), for a cash purchase price of $7,300,000.

    On December 7, 1994 the Austin Systems, which served 5,417 basic subscribers as November 30, 1994, were sold to Time Warner for $7,300,000 (before proration of certain expenses), or approximately $1,348 per basic subscriber.

    In connection with the Austin Sale, the Partnership has undertaken certain indemnification obligations. Specifically, the Partnership has agreed to indemnify Time Warner, the purchaser of the Austin Systems, for certain claims, losses, liabilities, damages, liens, penalties, costs and expenses incurred by Time Warner as a result of any breach by Galaxy of any written representation, warranty, agreement or covenant of Galaxy contained in the Austin Purchase Agreement. The Partnership's maximum liability for such breach is $1,200,000. The representations and warranties survive until June 7, 1996, and any claim for indemnification must be made by September 6, 1996. No claim can be made until the total of all such claims exceeds $25,000.


CAMERON SYSTEMS

    On December 23, 1994, the Partnership entered into a definitive Asset Purchase Agreement (the "Cameron Purchase Agreement") to sell the Cameron Systems to Galaxy Telecom, L.P. for a purchase price of $3,550,000. The sale was approved unanimously by the independent directors of Galaxy Cablevision Management, Inc., as required under the Partnership Agreement.

    The Cameron Sale which served 3,755 subscribers, closed on March 31, 1995. On that date, in accordance with the terms of the Cameron Purchase Agreement, Galaxy Telecom, L.P. delivered to the Partnership cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The $200,000 promissory note (the "Telecom Note") is a balloon note under which all principal and interest are due and payable in March 2004. Interest is compounded annually and accrues at rates from 9% to 17% over the 9 year term. This note is included in notes receivable on the statement of net assets in process of liquidation as of December 31, 1995.

    On, December 23, 1994 the same date the Partnership entered into the Cameron Purchase Agreement, an agreement was reached between Galaxy and the Gleasons providing for the purchase of the Telecom Note by the Gleasons from the Partnership upon the Partnership making one or more distributions to Unitholders amounting in the aggregate to $1.00 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. Under the agreement (the "Put Agreement"), the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

    Basis of Presentation -- On September 30, 1994, the Partnership adopted the liquidation basis of accounting as a result of the Texas-Louisiana Sale (See
Note 1). The statement of net assets in process of liquidation at December 31, 1995 and 1994 and the statement of changes in net assets in process of liquidation for the year ended December 31, 1995 and the three months ended December 31, 1994 have been prepared on a liquidation basis. Assets have been presented at estimated net realizable value and liabilities have been presented at estimated settlement amounts.

    The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to Unitholders and the resolution of the Partnership's contingent liabilities. The actual amounts are likely to differ from the amounts presented in the financial statements.

    The historical cost basis statements of operations, partners' capital (deficiency in assets) and cash flows for the nine months ended September 30, 1994 and the year ended December 31, 1993 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously been reporting its financial condition and its results of operations.

    Formation of Partnership -- The Partnership is a limited partnership formed under the laws of the State of Delaware. The General Partners of the Partnership are Tommy L. Gleason, Jr. and Galaxy Cablevision Management, L.P. (the "General Partners"). The purpose of the Partnership has been to develop and operate cable television ("CATV") systems. The Partnership acquired its initial CATV systems in a purchase transaction on March 19, 1987 and began operations of those systems on that date.

    The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficiency in Assets). On March 19, 1987, the Partnership sold 2,150,000 Units of Limited Partnership Interests ("Units") at $20 per Unit representing an aggregate gross sales price of $43,000,000. Net proceeds to the Partnership (net of underwriting commissions, legal, accounting and other syndication costs) were $39,248,154. No limited partner is obligated to make any additional contribution to partnership capital. The General Partners purchased their interests in the Partnership by contributing $2,000 to partnership capital.

    Distributions of Cash Flow from Operations -- Distributions, if any, of cash flow from operations, as defined in the Galaxy Cablevision, L.P. Partnership Agreement (the "Partnership Agreement"), are allocated 1% to the General Partners and 99% to the Unitholders and are paid to Unitholders of record.

    Distributions on Sale or Refinancing of Cable Television Systems -- Cash distributions upon sale or refinancing of a cable television system (other than upon dissolution) are made, subject to certain adjustments required to cause distributions to be made among the Unitholders and General Partners in accordance with capital account balances (including an allocation to the General Partner's capital account of 1% of each item of income, gain, loss or deduction), as follows: first, to all Unitholders until they have received an amount equal to the capital contribution attributable to the Units; second, to all Unitholders until they have received (together with all previous distributions of cash flow from operations) an amount equal to at least a 10% per annum return, calculated on a cumulative and noncompounded basis on the adjusted capital contribution attributable to the Units; and the remainder, 60% to all Unitholders and 40% to the General Partners.

    The General Partners may reinvest any proceeds from a sale or refinancing of cable television systems then owned by the Partnership in other cable television systems, but will not reinvest any such proceeds unless sufficient cash is first distributed to Unitholders to pay any federal income tax liability created by the sale or refinancing, assuming a 33% marginal tax rate for all Unitholders.

    Distributions Upon Dissolution -- Cash distributions upon the dissolution of the Partnership will generally be made in the same manner as cash distributions on refinancing or sale of cable television systems.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The following accounting policies apply to the historical cost basis financial statements presented for all periods prior to September 30, 1994, when the Partnership adopted the liquidation basis of accounting.

    Subscription Services Revenue -- Subscription services revenue is recorded in the month the service is provided.

    Depreciation Expense -- Depreciation is provided on a straight line basis over the following estimated useful lives, beginning when the assets are placed in service:

         Cable television systems and equipment.....  5 to 10 years
         Buildings and improvements.................  15 years
         Vehicles...................................  3 to 5 years

    Net Earnings (Loss) per Limited Partnership Unit -- Net earnings (loss) per limited partnership unit is computed based on the weighted average number of units outstanding.


3.  NOTES RECEIVABLE

    On May 24, 1991, the Partnership sold the 370 subscriber cable television system in Porterville, Louisiana for $500,000, or approximately $1,350 per subscriber, resulting in a loss on sale of $72,785. The Partnership received $400,000 in cash at closing and a note for the remaining $100,000 payable in seven annual installments of approximately $17,000 each, including accumulated interest calculated at 5% per annum.

    On June 27, 1991, the Partnership sold all of the cable television systems in the Waxahachie region in Texas for $7,400,000, or approximately $1,600 per subscriber, resulting in a gain on the sale of $2,968,686. The Partnership received $5,900,000 in cash and $1,500,000 in a promissory note which is subordinated to any debt of the purchaser which might be secured by the cable television systems in the Waxahachie region, up to a maximum of 70% of the purchase price excluding the value of the real estate. The principal amount plus accumulated interest calculated at 9.5% per annum is due July 1, 1996. In return, the Partnership delivered 4,610 subscribers and an agreement not to compete in the region for three years.

    On March 31, 1995, the Partnership sold the 3,755 subscriber cable television system in Cameron, Texas for a purchase price of $3,550,000, or approximately $940 per subscriber. The Partnership received $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The $200,000 promissory note (the "Telecom Note") is a balloon note under which all principal and interest are due and payable in March, 2004. Interest is compounded annually and accrues at rates ranging from 9% to 17% over the 9 year term.

    On December 23, 1994, the same date the Partnership entered into a definitive asset purchase agreement to sell the Cameron Systems, an agreement was reached between Galaxy and the Gleasons providing for the purchase of the Telecom Note by the Gleasons from the partnership upon the Partnership making one or more distributions to Unitholders amounting in the aggregate to $1.00 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. Under the agreement (the "Put Agreement"), the purchase price to be paid by the Gleasons for the Telecom Note is equal to the principal plus all accrued interest as of the date of such purchase.


4.  INVESTMENT IN AFFILIATE

    In December 1992, the Partnership entered into an agreement with Charterhouse Equity Partners, L.P., Northern & Midland Nominees Limited, Galaxy

Management, Inc., and Supreme Cable Co., Inc. whereby together they would form Charter Wireless Cable Holdings, L.L.C. ("Charter Holdings"), pursuant to the Delaware Limited Liability Company Act, and Charter Cable Corporation, a wholly owned subsidiary of Charter Holdings, for the purpose of directly or indirectly acquiring, owning and operating a Multichannel Multipoint Distribution Service ("MMDS").

    The Partnership was credited for a $2 million initial capital contribution to, and received a 14% equity interest in, Charter Holdings based on escrow deposits made pursuant to an initial acquisition agreement which was terminated and replaced by the above-mentioned agreement.

    Charter Cable Corporation executed an agreement ("Asset Purchase Agreement") to acquire from Supreme Cable Co., Inc. and CableMaxx, Inc. (collectively, "Sellers") certain wireless television assets consisting of an existing MMDS system in Austin and an MMDS system to be constructed in and around San Antonio, Texas. Charter Cable Corporation also executed agreements ("Option Agreements") with Sellers whereby it acquired options to purchase wireless cable systems ("Option Cable Systems") in Amarillo, Athens, Lubbock, Sherman-Dennison, Temple-Killeen, and Waco, Texas. In accordance with the Option Agreements and a separate and concurrently executed agreement with Sellers (the "Maintenance Agreement"), the Partnership assumed the responsibility of maintaining FCC licenses, channel leases, tower leases, maintenance contracts, and related insurance contracts for the Option Cable Systems during the option period. Under the Option Agreements, the Partnership was reimbursed for such expenses by Charter Cable Corporation when the options were exercised. Such expenses were $232,892 as of December 31, 1993.

    As of December 31, 1992, the Partnership owned 14% of the Charter Holdings and carried its investment at cost, which includes the initial capital contribution and related acquisition costs.

    On February 16, 1993, the Partnership raised its ownership interest in Charter Holdings to approximately 16.5% by purchasing an additional 2.5% equity interest for $375,000. During 1993, Charter Cable Corporation changed its name to CableMaxx, Inc. In November 1993, CableMaxx, Inc., a majority-owned subsidiary and the only asset of Charter Holdings, completed an initial public offering of 3.5 million shares of common stock. At December 31, 1993, the Partnership owned 16.5% equity interest in Charter Holdings. The options described above were exercised in 1994 and Galaxy's ownership interest in Charter Holdings was reduced from 16.5% to approximately 14.6%.

    On September 12, 1995, Cablemaxx, Inc. ("Cablemaxx") announced the signing of a definitive agreement with Heartland Wireless Communications, Inc. ("Heartland") in connection with a proposed merger of Cablemaxx into a subsidiary of Heartland. Pursuant to the merger, which closed effective February 23, 1996, Cablemaxx stockholders received newly issued shares of Heartland valued at $8.50 per share of Cablemaxx stock and Cablemaxx became a wholly-owned subsidiary of Heartland. As a result of the merger, Charter Holdings received an aggregate of 1,519,809 shares of Heartland common stock in exchange for its holdings in CableMaxx. In February 1996, Charter Holdings sold 150,000 of such shares at a net price of $26.00 per share and distributed the proceeds to its members on March 19, 1996. The Partnership received $538,200 as a result of this distribution. Charter Holdings currently holds 1,369,809 shares of Heartland common stock.

    The Charter Holdings investment is current not liquid. Under the terms of the governing documents of Charter Holdings, the Partnership cannot transfer its ownership interest in Charter Holdings without the consent of the other members and, even if such consents were obtained, the Managing General Partner believes the Partnership would be required to sell its investment at a substantial discount. Charter Holdings has certain registration rights with respect to the 1,369,809 shares of Heartland common stock it currently holds. The Partnership understands that, pursuant to such registration rights, Heartland may file a registration statement with the Securities and Exchange Commission with respect to such shares during 1996, which would enable Charter Holdings to sell such shares to the public. However, there can be no assurance whether or when such registration statement will be filed, whether Charter Holdings will elect to sell any shares or, if so, when or at what price. However, the Managing General Partner believes that Charter Holdings may ultimately either liquidate its investment in Heartland and distribute the proceeds to the members, including Galaxy, or distribute the Heartland stock directly to the members. It is therefore the Managing General Partner's current intention to continue to hold the Charter Holdings Investment until such time, unless the Partnership were able to sell the investment without substantial discount. The Partnership cannot predict when it will receive distributions, if any, in respect of the Charter Holdings Investment.

    As of December 31, 1995 and 1994, the investment in Charter Holdings has been adjusted to approximate the net realizable value of the Partnership's investment assuming a discount factor of approximately 30% applied to the quoted market prices of CableMaxx, Inc. common stock multiplied by the number of shares of such common stock indirectly owned by the Partnership through its investment in Charter Holdings. The only assets held by Charter Holdings are shares of CableMaxx, Inc., a publicly traded operator of certain wireless cable television systems located in Texas.

    Tommy L. Gleason, Jr., a director and officer of Galaxy Cablevision Management, Inc., and Ronald L. Voss, an officer of Galaxy Cablevision Management, Inc., are each officers and directors of CableMaxx.


5.  MANAGEMENT COMPENSATION AND FEES

    Under the terms of the Partnership Agreement and the management agreement between the Partnership and Galaxy Cablevision Management, L.P. (the "Managing General Partner"), the Managing General Partner is responsible for managing the business affairs of the Partnership.

    The Partnership pays the Managing General Partner a minimum management fee of 4-1/2% of the gross revenue of the Partnership (not including revenue from the sales of cable television systems) for such services. Such fee is computed and payable on a monthly basis. In certain circumstances which are now only remotely possible, the Managing General Partner would receive an additional 1% of such gross revenue, payable annually. Management fees for the nine months ended September 30, 1994 and the year ended December 31, 1993 approximated $687,000 and $880,000, respectively. Management fees for the year ended December 31, 1995 and the three months ended December 31, 1994 approximated $14,000 and $84,000, respectively. In addition, the Partnership reimburses the Managing General Partner for certain of its direct and indirect expenses allocable to the operations of the Partnership (See Note 6).

6.  RELATED PARTY TRANSACTIONS

    Upon the closing of the March 19, 1987 public offering of Units, the Partnership paid to the Managing General Partner an organization fee of $250,000 for services rendered by management personnel and other employees of the Managing General Partner and its affiliates in connection with the preparation and the negotiation of documents related to the organization of the Partnership and the negotiation of the terms of the offering.

    The Partnership has historically shared office space and administrative and certain operations personnel with other cable television companies affiliated with the General Partners. Expenses are allocated directly when they are clearly attributable to a specific party. The remaining expenses are allocated pro rata based on the respective number of subscribers of each party. Management believes that this allocation method and the resulting expenses are reasonable. Such allocated expenses for personnel and other expenses for the nine months ended September 30, 1994 and the year ended December 31, 1993 were $340,919 and $763,750, respectively. In the nine months ended September 30, 1994, such allocated expenses decreased due to an affiliate switching the management of operations to its Austin office. For the year ended December 31, 1995 and the three months ended December 31, 1994, such allocated expenses were $48,890 and $88,740, respectively.

    The Partnership uses related entities to provide installation services, technicians and a construction labor force and air travel services. Such capitalized expenditures related to technicians and construction labor for the year ended December 31, 1993 were $15,526. There were no capitalized expenditures for installation services, technicians or construction labor force to related entities for the year ended December 31, 1995, the nine months ended September 30, 1994, and the three months ended December 31, 1994. Travel expenses to related entities for the nine months ended September 30, 1994 and the year ended December 31, 1993 were $92,558 and $185,212, respectively. For the year ended December 31, 1995 and the three months ended December 31, 1994, such travel expenses were $9,691 and $40,061, respectively. The Partnership also leases certain office space and equipment from related entities. Such lease expense for the nine months ended September 30, 1994 and the year ended December 31, 1993 was $86,503 and $117,716, respectively. For the year ended December 31, 1995 and the three months ended December 31, 1994, the lease expense was $26,400 and $29,723, respectively.


7.  INCOME TAXES

    No federal income taxes are reflected in the financial statements of the Partnership. The Partners and General Partners of the Partnership must report their allocable shares of the profits and losses of the Partnership in their individual income tax returns. At December 31, 1994, the net tax basis was greater than the reported amounts of the Partnership's assets and liabilities by approximately $737,000.

    Although a partnership is not generally subject to state income tax, the Partnership files combined income tax returns and pays combined taxes in those states that permit such filings on behalf of nonresident Unitholders with respect to their share of Partnership items. Such filings occur where the Partnership owned and operated cable television systems during the applicable year, and in Missouri, where the Partnership's home office is located. During 1995, Galaxy paid expenses of approximately $360,000 to cover such state income tax obligations for fiscal year 1994.

8.  DISTRIBUTIONS TO PARTNERS

    The Managing General Partner of the Partnership approved distributions to partners made during 1994 and 1995 as follows:

                      Record Date            Partners
                 --------------------  --------------------

                   October 12, 1994         $23,129,273
                   December 19, 1994          4,327,273
                                       --------------------
                                            $27,456,546
                                       ====================

                   January 5, 1995          $11,250,909
                   April 24, 1995             2,163,636
                                       --------------------
                                            $13,414,545
                                       ====================

    No distributions to partners were declared for the year ended December 31, 1993. The distributions shown for 1994 and 1995 were made from the proceeds of the Texas-Louisiana Sale, the Austin Sale, the Kentucky Sale and the Cameron Sale. The number of Units outstanding were 2,142,000 as of December 31, 1995 and 1994.

                       *          *          *          *


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

    The General Partners of the Partnership are Galaxy Cablevision Management, L.P. and Tommy L. Gleason, Jr. The General Partners have designated Galaxy Cablevision Management, L.P. as the Managing General Partner, in which capacity it has responsibility for the operations of the Partnership. The Unitholders do not have the right to participate in the management of Galaxy.


The Managing General Partner

    Galaxy Cablevision Management, L.P., a Delaware limited partnership, was formed in January 1987 for the purpose of being a general partner in the Partnership. The general partner of Galaxy Cablevision Management, L.P. is Galaxy Cablevision Management, Inc., a Delaware corporation, which was formed in December 1986 for the purpose of being a general partner in Galaxy Cablevision Management, L.P. Galaxy Cablevision Management, Inc. has responsibility for the management and operation of the Managing General Partner. The voting securities of Galaxy Cablevision Management, Inc. are owned 20% by Tommy L. Gleason, Jr., the Individual General Partner, and 80% by James M. Gleason, his brother. The sole limited partner of Galaxy Cablevision Management, L.P. is EDJ Ventures, Ltd. EDJ Ventures, Ltd. is a Missouri limited partnership formed in May 1983, the general partner of which is Conestoga Securities, Inc., a Missouri corporation wholly owned by The Jones Financial Companies, a Limited Partnership. The sole limited partner of the Partnership is Galaxy ALP, Inc., a Delaware corporation formed for the sole purpose of assigning Units representing beneficial interests in the limited partnership interests to the Unitholders.

    Pursuant to an agreement among EDJ Ventures, Ltd. and Galaxy Cablevision Management, Inc. and its shareholders, Galaxy Cablevision Management, Inc. must obtain EDJ Ventures, Ltd.'s approval of the two additional outside directors which Galaxy Cablevision Management, Inc. has undertaken to nominate to its Board of Directors, and thereafter to obtain its approval of nominees to three of the five director positions.

    Set forth below is certain information concerning the directors and officers of Galaxy Cablevision Management, Inc., the general partner of the Managing General Partner.

                                                Positions Held with
             Name               Age     Galaxy Cablevision Management, Inc.
- - - ------------------------------  ---  ------------------------------------------

Tommy L. Gleason                 74  Chief Executive Officer, Secretary and
                                     Chairman of the Board

Tommy L. Gleason, Jr.            50  President and Director

Ronald L. Voss                   52  Vice President - Corporate Development

J. Keith Davidson                40  Chief Financial Officer and Assistant
                                     Secretary

James M. Gleason                 31  Director of Office Administration

                                                Positions Held with
             Name               Age     Galaxy Cablevision Management, Inc.
- - - ------------------------------  ---  ------------------------------------------

Daniel A. Burkhardt              47  Director

James W. Swenson                 63  Director

William H. Straw                 62  Director

    Tommy L. Gleason. Mr. Gleason has served as Chief Executive Officer, Secretary and Chairman of the Board of Galaxy Cablevision Management, Inc. since its formation in 1986. He is also the Secretary of SEMO, Inc., an oil and gas exploration company, and the Secretary of Central Nebraska Broadcasting, a radio station operator. Mr. Gleason has been involved in the cable television industry since 1961 and has been an FCC licensed engineer since 1951. He is a past Director of the Mid-America Cable Television Association and is a member of the Cable TV Pioneers. He owned and operated a local radio station in Nebraska from 1953 to 1980, and built and operated other similar radio stations. In the late 1950's, Mr. Gleason owned and operated a local television station in Salina, Kansas and pioneered the establishment of one of the first cable television systems in Nebraska in 1961. From 1961 to 1978, Mr. Gleason built, owned and eventually sold rural cable television systems in Nebraska, Texas and Missouri. In 1978, he expanded his cable television services to nine Missouri municipalities, including Sikeston, Missouri, which system he sold that year. In 1979, Mr. Gleason formed Galaxy Cablevision, Inc. (a cable television operation subsequently liquidated in connection with the formation of the various existing affiliated partnerships and corporate entities), and he and his son, Tommy L. Gleason, Jr., have since franchised, built and operated more than 200 predominantly rural cable television systems in the Galaxy family of companies and partnerships (the "Galaxy Group"). Tommy L. Gleason is the father of Tommy L. Gleason, Jr. and James M. Gleason.

    Tommy L. Gleason, Jr. Tommy L. Gleason, Jr. has served as President and director of Galaxy Cablevision Management, Inc. since its formation in 1986 and is the Individual General Partner of the Partnership. He has served as President and Chief Executive Officer of CableMaxx, Inc., President of SEMO, Inc. an oil and gas production company, and President of Central Nebraska Broadcasting, a radio station operator. Mr. Gleason serves as president of Galaxy Telecom, Inc. ("GTI"), the managing general partner of Galaxy Telecom, L.P., a recently formed rural cable television operator. He is also president of Galaxy Systems Management, Inc. ("GSMI"), which manages system operations for Galaxy Telecom, L.P. Since 1979 he has managed system operations and engineering for other companies comprising the Galaxy Group. Mr. Gleason became an FCC licensed engineer in 1964, and until 1971 was responsible as a field engineer of the operation of 45 cable systems in 11 states for various cable operators. From 1971 through 1978 he provided engineering and construction services for various operators in the Midwest. Mr. Gleason served as Secretary and Director of the National Cable Television Cooperative, Inc. in 1988 and 1989. He was inducted into the Cable TV Pioneers in 1989. He is currently a director of GTI, GSMI, CableMaxx, Inc. and Capital Bancorporation, Inc.. Mr. Gleason is an individual general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., venture capital funds in St. Louis, Missouri. Mr. Gleason is the son of Tommy L. Gleason and the brother of James M. Gleason.

    Ronald L. Voss. Mr. Voss has served as the Vice President of Corporate Development of Galaxy Cablevision Management, Inc. since its formation in 1986.

Since joining the Galaxy Group in May 1981, he has served as Director of Marketing. He is responsible for initiating acquisitions and dispositions, and is involved in the franchising and licensing process. Mr. Voss is Vice President of Corporate Development for both GTI and GSMI, and he serves as a director of CableMaxx, Inc.

    J. Keith Davidson. Mr. Davidson has served as the Chief Financial Officer and Assistant Secretary of Galaxy Cablevision Management, Inc. since its formation in 1986. He received a Bachelor of Science in Business
Administration from Southeast Missouri State University and he has served as Chief Financial Officer of the Galaxy Group since April 1981. In addition, Mr. Davidson is Chief Financial Officer and a director of both GTI and GSMI.

    James M. Gleason. Mr. Gleason joined Galaxy Cablevision Management, Inc. as Director of Administrative Operations in June 1987. Mr. Gleason served as the Chairman of the Board of the National Cable Television Cooperative for 1992. He received a Bachelor of Science in Business Administration from Southeast Missouri State University. Mr. Gleason is the son of Tommy L. Gleason and the brother of Tommy L. Gleason, Jr.

    Daniel A. Burkhardt. Mr. Burkhardt has served as a director of Galaxy Cablevision Management, Inc. since its formation in 1986. He is a general partner of The Jones Financial Companies, a limited partnership and the parent company of Edward D. Jones & Co., where he has specialized in investment banking since 1980. He is also a director of the following companies: Essex County Gas Company; Mid America Realty Investments Inc.; St. Joseph Light & Power Company; Community Investment Partners, L.P., Community Investment Partners II, L.P. and Southeastern Michigan Gas Enterprises.

    James W. Swenson. Mr. Swenson has served as a director of Galaxy Cablevision Management, Inc. since January 1989. He served as President and Chief Executive Officer of Louisiana General Services, Inc. from November 1982 to December 1990. Louisiana General Services, Inc. was the parent company of various energy-related subsidiaries, the largest being Louisiana Gas Service Company, for which Mr. Swenson served as Chief Executive Officer and director from December 1990 until August 1991. He is a past director of WYES-TV 12 of New Orleans, Louisiana, and he is currently a director of Impro Products, Inc. of Waukon, Iowa.

    William H. Straw. Mr. Straw has served as a director of Galaxy Cablevision Management, Inc. since 1988. From February 1988 until December 1989, he served as a visiting Professor of Finance at Drake University in Des Moines, Iowa. He was Vice President of Finance for Meredith Corp. from August 1972 until February 1988, when he retired. From 1984 until 1990, he served as a director of American Federal Savings & Loan, Des Moines, Iowa.

    The directors of Galaxy Cablevision Management, Inc. are elected at each annual meeting of the shareholders and serve until their successors have been elected and qualified. The officers serve at the discretion of the Board of Directors.

    Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of the Managing General Partner, and persons who own more than ten percent of the Partnership's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any applicable national securities exchange. Such officers, directors and greater than ten percent Unitholders are required by

SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 or 5 were required for those persons, the Partnership believes that, with respect to fiscal year 1995, all filing requirements applicable to the officers and directors of the general partner of the Managing general partner, and greater than ten percent beneficial Unitholders were complied with.


The Individual General Partner

    The Individual General Partner of Galaxy is Tommy L. Gleason, Jr. Mr. Gleason's experience is described more fully above. Mr. Gleason may withdraw as an Individual General Partner of Galaxy upon 90-days' written notice to the Unitholders, but only if Galaxy has received an opinion of counsel that such withdrawal will not affect the classification of Galaxy as a partnership for federal income tax purposes and certain other conditions are met.


Item 11.     Executive Compensation

    The Partnership pays certain fees and other compensation to the General Partners, their affiliates and others. The compensation of the General Partners and their affiliates has been determined by the General Partners without arm's-length negotiations with the Partnership. The Managing General Partner believes, however, that the various fees that have been received by it and its affiliates are no less favorable than those which would have been charged by non-affiliates. See Item 13 - "Certain Relationships and Related Transactions" below.


Brokerage Fee

    No brokerage fees were paid to the Managing General Partner in 1995.


Management Fee of the Managing General Partner

    Pursuant to a management agreement, the Managing General Partner receives a management fee of 4-1/2% of the gross revenues of Galaxy (not including revenues from the sale of any cable television system of Galaxy) for its services in managing Galaxy's operations. Such fee is computed and payable on a monthly basis. In certain circumstances which are now only remotely possible, the Managing General Partner would receive an additional 1% of such gross revenues, payable annually. The management fee paid to the Managing General Partner for fiscal year 1995 was approximately $14,000.

    Prior to dissolution and winding up of the Partnership, the functions that the Managing General Partner performed for its management fee included operation and control of physical assets such as vehicles, antennas, amplifiers, towers, cable and test instruments, billing and receiving payments from subscribers, supervision of expansion and construction activities, obtaining and renewing pole attachment agreements and agreements with utility companies, development of marketing programs for new subscribers, administration of franchise agreements, data computations for FCC reports, Copyright Office filings, supervision of employees, administration of state and federal employee FICA and unemployment requirements, administration of employee timekeeping requirements, annual employee reviews and related wage matters, development and maintenance of hiring and termination policies, liaison functions and price negotiations with suppliers, the generation of purchase orders and follow-up through receipt of materials and payment approval, completion of field employment forms, generation, implementation and management of standard operating procedures, leases, contracts and easements, maintenance of compliance procedures with respect to safety requirements under the Federal OSHA Program, final engineering approval of selected vendor products, day-to-day bookkeeping, accounting, recordkeeping and financial reports, and banking relationships. The management fee was terminated on March 31, 1995.


Reimbursement of Certain Expenses of the Managing General Partner

    In addition to the management fee, the Managing General Partner is entitled to reimbursement on a monthly basis from the Partnership for its direct and indirect expenses allocable to the operation of the Partnership, which includes, but is not limited to, reimbursement for expenses relating to the performance of the management functions described above, including home office and office equipment rental, supplies, telephone, travel, copying charges and compensation of any full or part-time employees (other than the salaries of officers and fees of the directors of the general partner of the Managing General Partner). All of these direct and indirect expenses are allocated to the entities managed by the Gleasons. Although there is no limit on the amount of reimbursement which the Managing General Partner may receive, the allocation of expenses to Galaxy is made on a proportionate basis by the Managing General Partner and is subject to its fiduciary duty to the Unitholders to make a fair and reasonable allocation. Expenses are allocated directly when they are clearly attributable to a specific party. The remaining expenses were allocated pro rata based on the respective number of subscribers of each entity. Such allocated expenses for personnel and other expenses for the year ended December 31, 1995 were $48,890. See Note 6 to financials.


Participation in Distributions and Allocation of Gain

    The General Partners collectively receive, as General Partners, 1% of all distributions of cash flow from operations of Galaxy. The General Partners received, as General Partners, no distributions from the Partnership in 1995.

    The General Partners collectively will receive 40% of distributions other than from operations after the Unitholders have received from distributions other than from operations an amount equal to the capital contributions with respect to the Units, and from all cash distributions the 10% preferred return, subject, in the case of liquidating distributions, to certain adjustments required to cause distributions to be allocated in accordance with capital account balances. The Managing General Partner does not expect that the aforementioned 40% allocation will apply. Pursuant to the agreement of limited partnership of the Managing General Partner, EDJ Ventures, Ltd., the limited partner of the Managing General Partner will receive 20% of the distributions other than from operations made to the Managing General Partner. The remainder will be distributed to Galaxy Cablevision Management, Inc. The allocation of gain on the sale or refinancing of a cable television system will generally be made in the same manner as proceeds from any such sale or refinancing are distributed.

    In March 1987, Galaxy Cablevision Management, Inc. purchased 50,000 Units for cash at the same price as Units were initially offered to the public ($20 per Unit).


Item 12.     Security Ownership of Certain Beneficial Owners and Management

    The following table reflects the ownership of Galaxy's Units as of
March 20, 1996, by: (i) beneficial owners of more than five percent of the outstanding Units; (ii) the General Partners; (iii) the named executive officers and directors of the general partner of the Managing General Partner, individually; and (iv) the executive officers and directors of the general partner of the Managing General Partner, as a group. The address of all holders listed is 1220 North Main, Sikeston, Missouri 63801.

                                               Amount and Nature of
Name of Beneficial Owner                      Beneficial Ownership (1)  Percent
- - - --------------------------------------------  ------------------------  -------

Beneficial Owners of more than 5% of the
outstanding Units
    Group consisting of:
         Tommy L. Gleason
         Mary E. Gleason
         Tommy L. Gleason, Jr.
         Carol A. Gleason
         James M. Gleason
         Galaxy Cablevision Management, Inc.          211,850 (2)         9.89%

General Partners
    Galaxy Cablevision Management, L.P.                50,000 (3)         2.33%
    Tommy L. Gleason, Jr.                             211,850 (2)         9.89%

Directors and Named Executive Officers
    Tommy L. Gleason                                  211,850 (2)         9.89%
    Tommy L. Gleason, Jr.                             211,850 (2)         9.89%
    Ronald L. Voss                                      2,950               (4)
    J. Keith Davidson                                   9,000               (4)
    James M. Gleason                                  211,850 (2)         9.89%
    Daniel A. Burkhardt                                 2,150               (4)
    James W. Swenson                                    3,000               (4)
    William H. Straw                                      ___               ___

Executive officers and directors of
Galaxy Cablevision Management, Inc.
as a group (8 persons)                                228,950 (5)        10.69%

- - - ---------------

(1) Unless otherwise noted, all persons indicated have full voting and investment power with respect to the Unit ownership described.

(2) Based upon Amendment No. 5 to Schedule 13D filed March 29, 1995 with the Securities and Exchange Commission by Tommy L. Gleason, Mary E. Gleason, Tommy L. Gleason, Jr., Carol A. Gleason, James M. Gleason and Galaxy Cablevision Management, Inc. and upon other information available to the Partnership, Tommy L. Gleason, Mary E. Gleason, Tommy L. Gleason, Jr., Carol A. Gleason, James M. Gleason and Galaxy Cablevision Management, Inc.

    each beneficially own 211,850 Units (consisting of 92,450 units held jointly by Tommy Gleason, Sr. and Mary E. Gleason, 63,150 Units held jointly by Tommy Gleason, Jr. and Carol A. Gleason, 6,250 Units held by James M. Gleason, and 50,000 Units held by Galaxy Cablevision Management, Inc.), which amount represents 9.89% of the Units currently outstanding. Galaxy Cablevision Management, Inc. beneficially owns 50,000 Units, which amount represents 2.33% of the Units currently outstanding.

         Tommy L. Gleason has sole power to vote or direct the vote as to 0 Units, shared power to vote or direct the vote as to 92,450 Units (all of which are held by him jointly with Mary E. Gleason), sole power to dispose or direct the disposition of 0 Units and shared power to dispose or direct the disposition of 92,450 Units (all of which are held by him jointly with Mary E. Gleason).

         Mary E. Gleason has sole power to vote or direct the vote as to 0 Units, shared power to vote or direct the vote as to 92,450 Units (all of which are held by her jointly with Tommy L. Gleason) sole power to dispose or direct the disposition of 0 Units, and shared power to dispose or direct the disposition of 92,450 Units (all of which are held by her jointly with Tommy L. Gleason).

         Tommy L. Gleason, Jr. has sole power to vote or direct the vote as to 0 Units, shared power to vote or direct the vote as to 113,150 Units (consisting of 63,150 Units held by him jointly with Carol A. Gleason and 50,000 Units held by Galaxy Cablevision Management, Inc., of which Tommy L. Gleason, Jr. is a director, officer and 20% stockholder), sole power to dispose or direct the disposition of 0 Units, and shared power to dispose or direct the disposition of 113,150 Units (consisting of 63,150 Units held by him jointly with Carol A. Gleason and 50,000 Units held by Galaxy Cablevision Management, Inc., of which Tommy L. Gleason, Jr. is a director, officer and 20% stockholder).

         Carol A. Gleason has sole power to vote or direct the vote as to 0 Units, shared power to vote or direct the vote as to 63,150 Units (all of which are held by her jointly with Tommy L. Gleason, Jr.), sole power to dispose or direct the disposition of 0 Units, and shared power to dispose or direct the disposition of 63,150 Units (all of which are held by her jointly with Tommy L. Gleason, Jr.).

         James M. Gleason has sole power to vote or direct the vote as to 6,250 Units, shared power to vote or direct the vote as to 50,000 Units (all of which are held by Galaxy Cablevision Management, Inc., of which James M. Gleason is an officer and 80% stockholder), sole power to dispose or direct the disposition of 6,250 Units, and shared power to dispose or direct the disposition of 50,000 Units (all of which are held by Galaxy Cablevision Management, Inc., of which James M. Gleason is an officer and 80% stockholder).

         Mary E. Gleason is the spouse of Tommy L. Gleason. Tommy L. Gleason, Jr. and James M. Gleason are sons of Tommy L. Gleason and Mary E. Gleason. Carol A. Gleason is the spouse of Tommy L. Gleason, Jr. Tommy L. Gleason, Jr. and James M. Gleason are the sole stockholders of Galaxy Cablevision Management, Inc. Tommy L. Gleason, Jr. is a general partner of Galaxy Cablevision, L.P. Galaxy Cablevision Management, Inc. is the general partner of Galaxy Cablevision Management, L.P., which is the managing general partner of Galaxy Cablevision, L.P.

(3) Includes all Units held in the name of Galaxy Cablevision Management, Inc., the general partner of Galaxy Cablevision Management, L.P.

(4) Less than 1%.

(5) Tommy L. Gleason, Jr. is a stockholder, director and officer of Galaxy Cablevision Management, Inc., and James M. Gleason is a stockholder and officer of such corporation. This entry includes, but is not limited to, Units beneficially owned by both of them through their interest in Galaxy Cablevision Management, Inc., and includes all of the Units that appear in the entry associated with footnote 2 above (without duplication).


Item 13.     Certain Relationships and Related Transactions

Compensation of General Partner of the Managing General Partner for Cable Television Acquisitions and Sales

    The Partnership has from time to time engaged Galaxy Cablevision Management, Inc., the general partner of the Managing General Partner, to perform brokerage services for the Partnership. The brokerage agreement (the "Brokerage Agreement") provides that commissions paid for such brokerage activity by the Partnership to Galaxy Cablevision Management, Inc. and any other broker who may be involved in any particular acquisition or sale of a cable television system on behalf of the Partnership will equal 5% on the first $1 million of the purchase price or sales price of any cable system, 4% on the second $1 million, 3% on the third $1 million, 2% on the fourth $1 million and 1% on the remaining sale or purchase price which exceeds $4 million. However, under the Brokerage Agreement, Galaxy Cablevision Management, Inc. is not paid such fees to the extent the Partnership is required to pay brokerage fees to a third party. No brokerage fees were paid to Galaxy Cablevision Management, Inc. in 1994 in respect of the Texas-Louisiana Sale, the Austin Sale or the Kentucky Sale, for which Waller Capital Corporation, an investment banking firm retained by the Partnership to assist in such sales, received brokerage fees of $783,625 in 1994. In 1995, payments to Waller Capital Corporation in connection with the Cameron sale totaled $33,550.

    In addition, Galaxy Cablevision Management, Inc. did not receive any brokerage fees in connection with the sale on March 31, 1995 of the Partnership's Cameron Systems through Waller. See Item 1 - "Business -- Sales of Cable Systems" above.

    Tommy L. Gleason, Jr. and James M. Gleason are the sole shareholders of Galaxy Cablevision Management, Inc.


Compensation of Other Affiliated Companies for Services, Equipment and Rent

    Prior to March 31, 1995, the Managing General Partner contracted with certain other of its affiliates for the provision of various goods and services (including technicians and construction labor from Greater Vision, Inc., which is owned by David Christy, son-in-law of Tommy Gleason and brother-in-law of Tommy L. Gleason, Jr. and James M. Gleason, and air travel services from Galaxy Air Services, Inc., which is owned by Tommy L. Gleason and Tommy L. Gleason, Jr.) to Galaxy, the granting of rights to transmit signals on Partnership systems, the purchase or lease of television or other signals or specialized equipment from such affiliates, the sale of television or other signals to such affiliates, the lease of channel space to such affiliates, merchandising and the provisions of credit arrangements from such affiliates and the licensing of technology to Galaxy. All transactions with such affiliates were in writing and on prices and terms at least as favorable as those prices and terms being offered generally in the same marketplace by unrelated parties for goods and services as nearly identical as possible in regard to quality, technical advancement and availability.

    During 1995, Galaxy and its related entities leased their principal executive offices and equipment in Sikeston, Missouri from Galaxy Cablevision Management, Inc. on a month-to-month basis. Galaxy's allocable share of the rent in 1995 was approximately $26,400, the majority of which related to the first quarter of 1995. In addition, Galaxy leased a warehouse in Wickliffe, Kentucky from Tommy L. Gleason for $150 per month during 1994. Galaxy Air Services, Inc. provided air travel to the Cameron, Texas region, where Galaxy operated its cable television systems during the first quarter of 1995. During 1995, Galaxy paid approximately $9,691 for such services. The Managing General Partner believes that such transactions with related entities are on terms at least as favorable as those prices and terms being offered generally in the same marketplace by unrelated entities for goods and services as nearly identical as possible in regard to quality, technical advancement and availability.


Sales of Assets to Management

    On March 31, 1995, the Partnership completed the sale of the Cameron Systems to Galaxy Telecom, L.P. in exchange for an aggregate purchase price of $3,550,000 (or approximately $949 per basic subscriber), consisting of cash in the amount of $3,350,000 (before proration of certain expenses), and a promissory note in the amount of $200,000 executed by Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P. The Telecom Note is a balloon note under which all principal and interest are due and payable in March 2004. Interest is compounded annually and accrues at a rate of 9% through March 30, 2000, with increases of two percentage points per year up to 17% after March 30, 2003. Pursuant to a Put Agreement entered into in connection with the sale of the Cameron Systems, Tommy L. Gleason and Tommy L. Gleason, Jr. have agreed to purchase the Telecom Note from the Partnership upon the Partnership making one or more distributions to Unitholders amounting in the aggregate to $1.00 per Unit or more, excluding any distribution from the proceeds of the Kentucky Sale or the Cameron Sale. Principal and interest accrued on the Telecom Note through December 31, 1995 totalled approximately $213,500.

    On May 16, 1994, Galaxy entered into the Kentucky Purchase Agreement to sell all of the Kentucky Systems to Galaxy Management, Inc. ("GMI"), a Delaware corporation owned by Tommy L. Gleason and Tommy L. Gleason, Jr. (the "Gleasons"), for a cash purchase price of $18,437,500. GMI was the high bidder in a sealed bidding process conducted by Waller Capital Corporation and, as required under the Partnership Agreement in the case of a sale of assets to a General Partner of an affiliate of a General Partner, the Partnership received a fairness opinion from the investment banking firm of William Blair & Company. In addition, the Unitholders approved the sale at the Special Meeting of Unitholders held on September 28, 1994. In November 1994, GMI assigned its interest in the Kentucky Purchase Agreement to Galaxy Telecom, L.P., a Delaware limited partnership in which the Gleasons and all other executive officers of Galaxy Cablevision Management, Inc., general partner of the Managing General Partner ("Executive Officers of Management"), have an indirect equity interest. The managing general partner of Galaxy Telecom, L.P. is Galaxy Telecom, Inc. Certain Executive Officers of Management serve as directors and/or officers for

Galaxy Telecom, Inc. The other partner comprising Galaxy Telecom, L.P. is Galaxy Telecom Investments, L.L.C. ("Telecom Investments"). The Executive Officers of Management own an indirect interest in Telecom Investments and a majority interest in a corporation which is a lender to Telecom Investments. The sale of the Kentucky Systems closed on December 23, 1994.

    At the Special Meeting of Unitholders held on September 28, 1994, the Unitholders approved, in addition to each of the sales proposed by the Managing General Partner, a proposal concerning the Partnership's future ability to sell assets to a General Partner or an affiliate of a General Partner. Under the then current terms of Galaxy's Partnership Agreement, as noted above, such sales were permitted only when a fairness opinion was received from an independent investment banking firm or cable television advisory company. The proposal ("Proposal 4") sought to amend the Partnership Agreement so that, as part of the liquidation and winding-up of the Partnership, a sale of any of the remaining assets to a General Partner or an affiliate of a General Partner could be accomplished without requiring Galaxy to engage an investment banking firm to render a fairness opinion. Instead, such a sale could be accomplished by obtaining approval by a majority of the directors of Galaxy Cablevision Management, Inc. (the general partner of the Managing General Partner) who do not have any direct or indirect interest in the sale. Proposal 4 was approved by the holders of approximately 55% of all Units and became effective immediately thereafter.

    In connection with the sale of the Texas-Louisiana Systems, which closed on September 30, 1994, the Partnership agreed to enter into a noncompete agreement with the buyer of the systems, Friendship Cable of Texas, Inc. Friendship also required, as a condition to closing, that Galaxy Cablevision Management, Inc. enter into the noncompete agreement. As consideration for Galaxy Cablevision Management, Inc. entering into the agreement, the Partnership agreed to convey to it the computer equipment and office furniture utilized in Galaxy's headquarters office in Sikeston, Missouri following the closing of the Austin Sale and the Kentucky Sale, but reserved the right to continue to use the assets without cost until its liquidation is complete. The Partnership obtained appraisals from independent certified appraisers valuing the computer equipment and office furniture at $54,000. Ownership of such assets was transferred to Galaxy Cablevision Management, Inc. on December 27, 1994. The transfer of such assets was approved unanimously by Messrs. Burkhardt, Straw and Swenson, each of whom qualified as a disinterested director in the context of such transfer.

    On November 22, 1994, the sale of the Cameron Systems to Galaxy Telecom, L.P. for a purchase price of $3,550,000 was approved by Messrs. Burkhardt, Straw and Swenson, each of which qualified as disinterested directors in the context of such sale. The purchase price of $3,550,000 was higher than two earlier offers received by the Partnership, one from an independent third party and one from Galaxy Management, Inc., an affiliate of the Company owned by Tommy L. Gleason and Tommy L. Gleason, Jr. The Partnership entered into the Cameron Purchase Agreement on December 23, 1994 and the sale closed on March 31, 1995.

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

A)  Documents filed as a part of this report:

    1.   Financial Statements

         Reference is made to the Table of Contents to Financial Statements and Supplementary Data on page 23.

    2.   Financial Statement Schedules

         None.

    3.   Exhibits

          Exhibit
          Number   Description                                        Reference
          -------  -------------------------------------------------  --------------------------------------

          3(a)     Certificate of Limited Partnership of Registrant,  Incorporated by reference to
                   filed with the Secretary of State of Delaware on   Exhibit 3(a) of Amendment No. 1 (filed
                   December 15, 1986.                                 February 18, 1987) to Galaxy's
                                                                      Registration Statement on Form S-1
                                                                      (filed January 16, 1987), Commission
                                                                      File No. 33-11388.

          3(b)     Amended and Restated Certificate of Limited        Incorporated by reference to
                   Partnership of Registrant, filed with the          Exhibit 3(b) of Amendment No. 1 (filed
                   Secretary of State of Delaware on January 16,      February 18, 1987) to Galaxy's
                   1987.                                              Registration Statement on Form S-1
                                                                      (filed January 16, 1987), Commission
                                                                      File No. 33-11388.

          3(c)     Amended and Restated Agreement of Limited          Incorporated by reference to
                   Partnership of Registrant, dated February 1,       Exhibit 3(c) of Amendment No. 1 (filed
                   1987.                                              February 18, 1987) to Galaxy's
                                                                      Registration Statement on Form S-1
                                                                      (filed January 16, 1987), Commission
                                                                      File No. 33-11388.

          4(a)     Form of Unit Certificate                           Incorporated by reference to Exhibit 4
                                                                      of Amendment No. 1 (filed February 18,
                                                                      1987) to Galaxy's Registration
                                                                      Statement on Form S-1 (filed
                                                                      January 16, 1987), Commission File
                                                                      No. 33-11388.

          10(a)*   Management Agreement between the Registrant and    Incorporated by reference to
                   Galaxy Cablevision Management, L.P., dated         Exhibit 10(a) of Amendment No. 2
                   March 11, 1987.                                    (filed March 12, 1987) to Galaxy's
                                                                      Registration Statement on Form S-1
                                                                      (filed January 16, 1987), Commission
                                                                      File No. 33-11388.

          Exhibit
          Number   Description                                        Reference
          -------  -------------------------------------------------  --------------------------------------

          10(b)*   Brokerage Contract between the Registrant and      Incorporated by reference to
                   Galaxy Cablevision Management, Inc., dated         Exhibit 10(b) of Amendment No. 2
                   March 11, 1987.                                    (filed March 12, 1987) to Galaxy's
                                                                      Registration Statement on Form S-1
                                                                      (filed January 16, 1987), Commission
                                                                      File No. 33-11388.

          10(c)*   Office Lease between the Registrant and Galaxy     Incorporated by reference to
                   Cablevision Management, Inc. regarding offices at  Exhibit 10(d) of Galaxy's 1990 Annual
                   1220 North Main, Sikeston, Missouri.               Report on Form 10-K, filed on April 1,
                                                                      1991.

          10(d)*   Construction Contract between the Registrant and   Incorporated by reference to
                   Greater Visions, Inc.                              Exhibit 10(f) of Galaxy's 1990 Annual
                                                                      Report on Form 10-K, filed on April 1,
                                                                      1991.

          10(e)*   Air Flight Agreement between the Registrant and    Incorporated by reference to
                   Galaxy Air Services, Inc.                          Exhibit 10(g) of Galaxy's 1990 Annual
                                                                      Report on Form 10-K, filed on April 1,
                                                                      1991.

          10(f)    Asset Purchase Agreement relating to the Cameron   Incorporated by reference to
                   Systems, between the Registrant, Galaxy Telecom,   Exhibit 10(h) of Galaxy's 1994 Annual
                   L.P. and Galaxy Telecom, Inc., dated December 23,  Report on Form 10-K, filed on
                   1994                                               March 31, 1995.

          10(g)    Limited Liability Company Agreement of Charter     Incorporated by reference to
                   Wireless Cable Holdings, L.L.C., dated             Exhibit 10(i) of Galaxy's 1994 Annual
                   December 18, 1992                                  Report on Form 10-K, filed on
                                                                      March 31, 1995.

          10(h)    Promissory Note for $1,500,000 from Harron         Incorporated by reference to
                   Cablevision of Texas, Inc. to the order of         Exhibit 10(i) of Galaxy's 1994 Annual
                   Galaxy Cablevision, L.P., dated June 27, 1991      Report on Form 10-K, filed on
                                                                      March 31, 1995.

          10(i)    Promissory Note for $200,000 from Galaxy Telecom,  Filed herewith.
                   Inc. to the order of Galaxy Cablevision, L.P.,
                   dated March 31, 1995.

          27       Financial Data Schedule                            Provided for the information of the
                                                                      Securities and Exchange Commission
                                                                      only.

*    Represents management contract or compensatory plan or arrangement to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

B)  Reports on Form 8-K

    The Partnership did not file any reports on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GALAXY CABLEVISION, L.P.

                         BY: GALAXY CABLEVISION MANAGEMENT, L.P.,
                             as Managing General Partner

                             BY:  GALAXY CABLEVISION MANAGEMENT, INC.,
                                  as General Partner

                                  By: /S/ TOMMY L. GLEASON, JR.
                                      -----------------------------------------
                                      Tommy L. Gleason, Jr.
                                      President
                                      Galaxy Cablevision Management, Inc.
                                      (Principal Executive Officer)

                                  By: /S/ J. KEITH DAVIDSON
                                      -----------------------------------------
                                      J. Keith Davidson
                                      Chief Financial Officer
                                      Galaxy Cablevision Management, Inc.
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                  Date:  March 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                         Title                    Date
- - - ------------------------------  ------------------------------  ---------------

                                Chief Executive Officer,        3/__/96
- - - ------------------------------  Secretary and
Tommy L. Gleason                Chairman of the Board
                                Galaxy Cablevision Management,
                                Inc.

/S/ TOMMY L. GLEASON, JR.       President and Director          3/29/96
- - - ------------------------------  Galaxy Cablevision Management,
Tommy L. Gleason, Jr.           Inc.

/S/ DANIEL A. BURKHARDT         Director                        3/29/96
- - - ------------------------------  Galaxy Cablevision Management,
Daniel A. Burkhardt             Inc.

/S/ JAMES W. SWENSON            Director                        3/29/96
- - - ------------------------------  Galaxy Cablevision Management,
James W. Swenson Inc.           Inc.

/S/ WILLIAM H. STRAW            Director
- - - ------------------------------  Galaxy Cablevision Management,  3/29/96
William H. Straw                Inc.

                                  EXHIBIT INDEX

Exhibit
Number                                Description
- - - -------  ----------------------------------------------------------------------

3(a) Certificate of Limited Partnership of Registrant filed with the Secretary of State of Delaware on December 15, 1986.

3(b) Amended and Restated Certificate of Limited Partnership of Registrant, filed with the Secretary of State of Delaware on January 16, 1987.

3(c) Amended and Restated Agreement of Limited Partnership of Registrant, dated February 1, 1987.

4(a)     Form of Unit Certificate

10(a) Management Agreement between the Registrant and Galaxy Cablevision Management, L.P., dated March 11, 1987.

10(b) Brokerage Contract between the Registrant and Galaxy Cablevision Management, Inc., dated March 11, 1987.

10(c) Office Lease between the Registrant and Galaxy Cablevision Management, Inc. regarding offices at 1220 North Main, Sikeston, Missouri.

10(d)    Construction Contract between the Registrant and Greater Visions, Inc.

10(e)    Air Flight Agreement between the Registrant and Galaxy Air Services,
         Inc.

10(f) Asset Purchase Agreement relating to the Cameron Systems, between the Registrant, Galaxy Telecom, L.P. and Galaxy Telecom, Inc., dated December 23, 1994.

10(g) Limited Liability Company Agreement of Charter Wireless Cable Holdings, L.L.C., dated December 18, 1992.

10(h) Promissory Note for $1,500,000 from Harron Cablevision of Texas, Inc. to the order of Galaxy Cablevision, L.P., dated June 27, 1991.

10(i) Promissory Note for $200,000 from Galaxy Telecom, Inc. to the order of Galaxy Cablevision, L.P., dated March 31, 1995.

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)