Form 10-Q
period 1996-03-31
GALAXY CABLEVISION L P
filed 1996-05-15
CIK 809608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---- SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1996

                                              OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________


                          Commission file number 1-9423

                            GALAXY CABLEVISION, L.P.
             (Exact name of Registrant as specified in its charter)


         Delaware                                       43-1429049
- - -------------------------------------          ----------------------------
  (state of incorporation)                (IRS Employer Identification Number)

 c/o Galaxy Cablevision Management, Inc.
 1220 North Main, Sikeston, Missouri                       63801
 --------------------------------------------       -------------------
 (address of principle executive offices)               (zip code)

               Registrant's telephone number, including area code (573) 472-8200

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

           Yes    X                                      No ______

Number of Limited Partnership Units outstanding as of May 1, 1996 - 2,142,000

                                   GALAXY CABLEVISION, L.P.

                                           FORM 10-Q

                           FOR THE THREE MONTHS ENDED March 31, 1996

                                             INDEX


                                                                       PAGE
PART I.    Financial Information

         Item 1.   Financial Statements..................................3
                   Notes to Financial Statements.........................5

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations............................................7

PART II.   Other Information............................................10

                                PART I.  FINANCIAL INFORMATION

                                ITEM 1. -- FINANCIAL STATEMENTS

                                   GALAXY CABLEVISION, L.P.
                            (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
                      STATEMENTS OF NET ASSETS IN PROCESS OF LIQUIDATION


h                                         March 31, 1996   December 31, 1995
                                          -----------      ---------------
h                                                              (unaudited)

CASH AND CASH EQUIVALENTS                 $ 1,908,582      $     1,435,941

OTHER CURRENT ASSETS                          843,305              787,092

ESCROW DEPOSITS                               101,100              101,100

INVESTMENT IN AFFILIATE                     5,500,000            3,800,000

NOTES RECEIVABLE                            1,747,037            1,747,037
                                          -----------      ---------------

TOTAL ASSETS                               10,080,024            7,871,170
                                          -----------      ---------------



ACCRUED EXPENSES AND OTHER
LIABILITIES                                    46,459               75,805

DUE TO AFFILIATES-NET                          77,481               77,481

RESERVE FOR ESTIMATED COSTS
DURING PERIOD OF LIQUIDATION                  500,000              500,000
                                          -----------      ---------------

TOTAL LIABILITIES                             623,940              653,286
                                          -----------      ---------------

NET ASSETS IN PROCESS
OF LIQUIDATION                            $ 9,456,084      $     7,217,884
                                          ===========      ===============

See notes to financial statements.

                            GALAXY CABLEVISION, L.P.
                     (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
          STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
                                   (unaudited)


                                                   For the Three Months Ended
                                                   ----------------------------
                                                  March 31, 1996  March 31, 1995
                                                  --------------  --------------

Net Assets in Process of Liquidation,
       Beginnining of Period                        $ 7,217,884    $ 8,338,425

Expenses in Excess of Revenues from
       Operations                                                       (53,417)

Increase in Value of Investment of Affiliate          2,238,200

Reduction in Reserve for Estimated Costs
       During Period of Liquidation                                      53,417
                                                    -----------    ------------
Net Assets in Process of Liquidation
       End of Period                                $ 9,456,084    $ 8,338,425
                                                    ===========    ===========


See notes to financial statements.

GALAXY CABLEVISION, L.P.
(In Process of Liquidation - Notes 1 & 2)
NOTES TO THE FINANCIAL STATEMENTS
  (Unaudited)

1.   STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

       The attached interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made, including those required for liquidation basis accounting. The interim financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

       On September 30, 1994, the Partnership adopted the liquidation basis of accounting. The statements of net assets in process of liquidation at March 31, 1996 and December 31, 1995 and the statements of changes in net assets in process of liquidation for the three months ended March 31, 1996 and March 31, 1995 have been prepared on a liquidation basis. Assets have been presented at estimated net realizable value and liabilities have been presented at estimated settlement amounts.

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

2.     INVESTMENT IN AFFILIATE

       On September 12, 1995, CableMaxx, Inc. ("CableMaxx") announced the signing of a definitive agreement with Heartland Wireless Communications, Inc. ("Heartland") in connection with a proposed merger of CableMaxx into a subsidiary of Heartland. As a result of the merger, which closed February 23, 1996, Charter Wireless Cable Holdings, L.L.C. ("Charter Holdings") received an aggregate of 1,509,809 shares of Heartland common stock in exchange for its holdings in CableMaxx. In February 1996, Charter Holdings sold 150,000 of such shares at a net price of $26 per share and distributed the proceeds to its members on March 19, 1996. The Partnership received $538,200 as a result of this distribution. As of March 31, 1996 Charter Holdings held 1,369,809 shares of Heartland common stock.

       The Charter Holdings Investment has been adjusted to approximate the net realizable value of the Partnership's investment assuming a $5.5 million distribution by Charter Holdings (See Note 3 below). The only assets held by Charter Holdings as of March 31, 1996 were the shares of Heartland stock.

3.     SUBSEQUENT EVENTS

       On May 14,1996, the Partnership announced that Charter Holdings sold its remaining 1,369,809 shares of Heartland stock for a net price of approximately $28.00 per share. On such date, the Partnership received a distribution of $5.5 million from Charter Holdings in respect of such sale.

       Shortly after receipt of the distribution from Charter Holdings, the Partnership anticipates making a distribution of approximately $3.00 per Unit to its Unitholders. The Partnership has set the close of business on Friday, May 31, 1996, as the record date for determining the Unitholders eligible for distribution of the proceeds of the sale. Each Unitholder will receive $3.00 per Unit held. Distributions are scheduled to be paid on Wednesday, June 10, 1996.

       Under Galaxy's Partnership Agreement, Galaxy's taxable gain or loss recognized in a year from the sale of assets (as well as income or loss from operations) is allocated to a Unitholder based on the number of months during the year that such Unitholder held such Units. In making this allocation, it does not matter whether such Units were acquired before or after the date of the sale of such shares of stock. Management estimates that the taxable gain from the sale of the Heartland common stock will be approximately $1.45 per Unit. Accordingly, Unitholders will be allocated from such transaction approximately $.12 per Unit for each month during 1996 that he or she held such Units. For purposes of determining the number of months a Unit is held by a Unitholder, Galaxy treats all Unitholders that own a unit on the first day of the month as Unitholders for the entire month.

                          PART I. FINANCIAL INFORMATION

           ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The Partnership realized expenses in excess of revenues from operations during the first quarter of 1996 and 1995. Such excess expenses incurred were generally anticipated and within amounts accrued for such purposes under accrued expenses and other liabilities and reserve for estimated costs during period of liquidation. Aside from such expenses, no adjustment was made to the reserve for estimated costs during the period of liquidation. The expenses in excess of revenues from operations is unaffected by depreciation and amortization expenses, as such expenses are not recognized under liquidation basis accounting.

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 1995, the Partnership had $1,908,582 in cash and cash equivalents deposited primarily in interest-bearing accounts. On March 19, 1996 the Partnership received cash distributions from Charter
       Holdings of $538,200. During the first three months of 1996 the Partnership also paid some accrued liabilities and expenses, leaving a balance of $2,009,682 in cash and cash equivalents deposited mainly in interest-bearing accounts.

       As of March 31, 1996, other current assets is comprised of interest accrued on notes receivable of $678,930, and miscellaneous receivables of $108,162.

       As  of  March  31,  1996,  cash  and  cash  equivalents   exceeded  total
       liabilities by $1,385,742.

       The liquidity needs of the Partnership for the remainder of 1996 are expected to be satisfied by existing cash reserves or by the proceeds from the sale of the remaining assets.

       The Partnership has in reserve $500,000 as of March 31, 1996 to cover certain costs during the period of liquidation, such as the accrual for state income taxes, professional fees, general and administration expenses, contingency reserves and other costs related to dissolution and winding up.

DISSOLUTION; WINDING UP

       Having sold all of its operating assets, the Partnership is now in dissolution. The Managing General Partner is in the process of liquidating the Partnership's non-operating assets and winding up the Partnership's affairs. In connection with the Cameron Sale, Galaxy received and now holds the Telecom Note, which is a promissory note in the amount of $200,000 from Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P., the purchaser of the Cameron Systems. Galaxy also holds the Harron Note, which is a note receivable in the face amount of $1,500,000 from Harron Cablevision of Texas, Inc. Galaxy's only other significant non-cash asset is its minority (approximately 14.6%) interest in Charter Wireless Cable Holdings, L.L.C. ("Charter Holdings").

       The Telecom Note and the Harron Note are currently not liquid. On May 14,1996, the Partnership announced that Charter Holdings sold its remaining 1,369,809 shares of Heartland stock for a net price of approximately $28.00 per share. The Partnership received a distribution of $5.5 million from Charter Holdings in respect of such sale. (See Note 3,"Subsequent Events" above)

       The Harron Note is a balloon note under which all principal and accrued interest is not payable until June 1996. Principal and interest accrued through March 31, 1996 equals approximately $2,000,000. Although the Partnership is not restricted from selling the Harron Note, the Managing General Partner believes that such a sale would be at a substantial discount to the value of the note. As a result, the Managing General Partner currently expects to hold the Harron Note until its maturity.

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

       In connection with the sale of cable television system assets in Texas (the"Austin Systems"), the Partnership agreed to certain indemnification obligations with Time Warner, the purchaser of the Austin Systems, for certain claims, losses, liabilities, damages, liens, penalties, costs and expenses incurred by Time Warner as a result of any breach by Galaxy of any written representation, warranty, agreement or covenant of Galaxy contained in the

       Austin Purchase Agreement. The Partnership's maximum liability for such breach is $1,200,000. The representations and warranties survive until June 7, 1996, and any claim for indemnification must be made by September 5, 1996. No claim can be made until the total of all such claims exceeds $25,000.

       The risk of Galaxy being required to pay an indemnification claim is a factor which the Managing General Partner will consider in determining the amount and timing of any future distributions to Unitholders. The Managing General Partner believes that the likelihood of such a claim being brought by Friendship or Time Warner decreases with the passage of time.

PART II.  OTHER INFORMATION

Items 1 through 6

       None.

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




Date:  May 14, 1995                          /s/ Tommy L. Gleason, Jr.
                                           ---------------------------
                                       BY: Tommy L. Gleason, Jr.
                                           President and Director




Date:  May 14, 1995                          /s/ J. Keith Davidson
                                           ----------------------------
                                       BY: J. Keith Davidson
                                           Chief Financial Officer