Form 10-Q
period 1996-06-30
GALAXY CABLEVISION L P
filed 1996-08-14
CIK 809608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1996

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

           Yes    X                                            No ______

Number of Limited Partnership Units outstanding as of August 1, 1996 - 2,142,000

                                   GALAXY CABLEVISION, L.P.

                                           FORM 10-Q

                           FOR THE THREE MONTHS ENDED JUNE 30, 1996

                                             INDEX


                                                                          PAGE
PART I.    Financial Information

        Item 1   Financial Statements.....................................  3
                 Notes to Financial Statements..............................5

        Item 2   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.................................................7

PART II.   Other Information................................................9

                                PART I.  FINANCIAL INFORMATION

                                ITEM 1. -- FINANCIAL STATEMENTS

                                   GALAXY CABLEVISION, L.P.
                            (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
                      STATEMENTS OF NET ASSETS IN PROCESS OF LIQUIDATION


                                          June 30, 1996       December 31, 1995
                                         ---------------      -----------------
                                          (unaudited)

CASH AND CASH EQUIVALENTS                  $3,207,319             $1,435,941

OTHER CURRENT ASSETS                          787,092

ESCROW DEPOSITS                               101,100                101,100

INVESTMENT IN AFFILIATE                     3,800,000

NOTES RECEIVABLE                            1,747,037

TOTAL ASSETS                                3,308,419              7,871,170
                                           ----------             ----------



ACCRUED EXPENSES AND OTHER
  LIABILITIES                                  68,073                 75,805

DUE TO AFFILIATES-NET                          71,478                 77,481

RESERVE FOR ESTIMATED COSTS
       DURING PERIOD OF LIQUIDATION           283,755                500,000
                                           ----------             ----------

TOTAL LIABILITIES                             423,306                653,286
                                           ----------             ----------

NET ASSETS IN PROCESS
       OF LIQUIDATION                      $2,885,113             $7,217,884
                                           ==========             ==========

See notes to financial statements

                            GALAXY CABLEVISION, L.P.
                     (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
          STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
                                   (unaudited)

                                                             For the three months ended              For the Six Months Ended
                                                                         June 30,                               June 30,
                                                                    --------------------                  --------------------
                                                                1996               1995                1996                 1995
                                                            -----------         -----------         -----------         -----------


Net Assets in Process of Liquidation,
    Beginnining of Period                                   $ 9,456,084         $ 8,338,425         $ 7,217,884         $ 8,338,425

Expenses in Excess of Revenues
     from Operations                                           (216,245)           (620,567)           (216,245)           (673,984)

Increase (Decrease) in Valuation of
    Investment of Affiliate                                    (144,971)            500,000           2,093,229             500,000

Distributions Paid                                           (6,426,000)         (6,426,000)

Reduction in Reserve for
    Estimated Costs During Period
     of Liquidation                                             216,245             620,567             216,245             673,984
                                                            -----------         -----------         -----------         -----------

Net Assets in Process of Liquidation
    End of Period                                           $ 2,885,113         $ 6,674,789         $ 2,885,113         $ 6,674,789
                                                            ===========         ===========         ===========         ===========


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

    On September 30, 1994, the Partnership adopted the liquidation basis of accounting. The statements of net assets in process of liquidation at June 30, 1996 and December 31, 1995 and the statements of changes in net assets in process of liquidation for the three months ended June 30, 1996 and June 30, 1995 have been prepared on a liquidation basis. Assets have been presented at estimated net realizable value and liabilities have been presented at estimated settlement amounts.

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

2.  INVESTMENT IN AFFILIATE

    On May 14, 1996 Charter Wireless Cable Holdings, L.L.C. ("Charter Holdings") sold its remaining approximate 1,369,809 shares of common stock of Heartland Wireless Communications, Inc. for a net price of approximately $28.00 per share. The Partnership held a limited partnership interest in Charter Holdings and, as such, received a distribution of $5,355,029 from Charter Holdings on that date. In February, 1996, Charter Holdings made an initial sale of approximately 150,000 shares of Heartland stock and distributed approximately $538,000 to Galaxy Cablevision, L.P. A brokerage fee of $160,538 was paid to the Managing General Partner in accordance with the Brokerage Agreement dated March of 1987.

3.  NOTES RECEIVABLE

    In connection with the Cameron Sale, the Partnership held a promissory note in the amount of $200,000 from Galaxy Telecom, Inc., the managing general partner of Galaxy Telecom, L.P., the purchaser of the Cameron Systems (the "Telecom Note"). On May 22, 1996 the Gleasons purchased the Telecom Note from the Partnership . The purchase price for the Telecom Note was equal to the principal plus all accrued interest as of that date totalling $218,000.

    Galaxy also held the Harron Note, which is a note receivable in the face amount of $1,500,000 from Harron Cablevision of Texas, Inc. ("Harron"). On June 28, 1996, the Partnership received $2,212,500 from Harron for the principle plus interest accrued through that date.

4.  DISTRIBUTIONS TO UNITHOLDERS AND GENERAL PARTNERS

    On May 31, 1996, the Managing General Partner of the Partnership approved a distribution of $3.00 per unit payable on June 10, 1996, to the Unitholders of record as of the close of business on May 31, 1996. This distribution resulted in a payment of $6,426,000 to the Unitholders.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1995, the Partnership had $3,207,319 in cash and cash equivalents deposited primarily in interest-bearing accounts. On March 19, 1996 and May 14, 1996 the Partnership received cash distributions from Charter Holdings of $538,200 and $5,515,567, respectively. The Partnership received note payments plus all accrued interest of $218,000 and $1,747,037 on May 22, 1996 and and June 28, 1996, respectively. During the first six months of 1996 the Partnership also paid some accrued liabilities and expenses. As a result, cash and cash equivalents exceeded total liabilities by $3,045,651.

    The liquidity needs of the Partnership for the remainder of 1996 are expected to be satisfied by existing cash reserves.

    The Partnership has in reserve approximately $120,000 as of June 30, 1996 to cover certain costs during the period of liquidation including professional fees, general and administration expenses, contingency reserves and other costs related to dissolution and winding up.

DISSOLUTION; WINDING UP

    Having sold all of its operating assets, the Partnership is now in dissolution. The Managing General Partner is in the process of winding up the Partnership's affairs, and expects to dissolve the Partnership before the end of the year.

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




Date: August 11, 1996                        \s\ Tommy L. Gleason
                                          -----------------------
                                          BY:
                                          Tommy L. Gleason, Jr.
                                          President and Director




Date: August 11, 1996                           \s\ J. Keith Davidson
                                              -----------------------
                                          BY: J. Keith Davidson
                                          Chief Financial Officer