Form 10-Q/A
period 1996-06-30
GALAXY CABLEVISION L P
filed 1996-08-27
CIK 809608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

 c/o Galaxy Cablevision Management, Inc.
 1220 North Main, Sikeston, Missouri                       63801
- --------------------------------------------        ----------------------
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

                            GALAXY CABLEVISION, L.P.
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

                                      INDEX


                                                                        PAGE
PART I.    Financial Information

         Item 1  Financial Statements......................................3
                 Notes to Financial Statements.............................5

         Item 2  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations..............................................7

PART II.   Other Information...............................................9

                     PART I.  FINANCIAL INFORMATION
                     ITEM 1. -- FINANCIAL STATEMENTS

                            GALAXY CABLEVISION, L.P.
                     (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
               STATEMENTS OF NET ASSETS IN PROCESS OF LIQUIDATION


                                           June 30, 1996      December 31, 1995
                                            -------------     ----------------
                                            (unaudited)

CASH AND CASH EQUIVALENTS                      $3,207,319       $1,435,941

OTHER CURRENT ASSETS                              787,092

ESCROW DEPOSITS                                   101,100          101,100

INVESTMENT IN AFFILIATE(Note 2)                                  3,800,000

NOTES RECEIVABLE(Note 3)                                         1,747,037

TOTAL ASSETS                                    3,308,419        7,871,170


ACCRUED EXPENSES AND OTHER
  LIABILITIES                                      68,073           75,805

DUE TO AFFILIATES-NET                              71,478           77,481

RESERVE FOR ESTIMATED COSTS
        DURING PERIOD OF LIQUIDATION              283,755          500,000

TOTAL LIABILITIES                                 423,306          653,286
                                              -------------    ------------
NET ASSETS IN PROCESS
        OF LIQUIDATION                         $2,885,113       $7,217,884
                                              =============    ============
See notes to financial statements.




                                                     GALAXY CABLEVISION, L.P.
                                              (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
                                   STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
                                                            (unaudited)

                                                      For the three and six months ended
                                                 June 30,                      June 30,
                                           --------------------            --------------
                                             1996            1995           1996         1995
                                        -----------    -----------    -----------    -----------

Net Assets in Process of Liquidation,
     Beginnining of Period              $ 9,456,084    $ 8,338,425    $ 7,217,884    $ 8,338,425

Expenses in Excess of Revenues
      from Operations                                     (620,567)                     (673,984)

Increase (Decrease) in Valuation of
     Investment of Affiliate               (144,971)       500,000      2,093,229        500,000

Distributions Paid    (Note 4)           (6,426,000)                   (6,426,000)

Reduction in Reserve for
     Estimated Costs During Period
      of Liquidation                                       620,567                       673,984
                                        -----------    -----------    -----------    -----------

Net Assets in Process of Liquidation
     End of Period                      $ 2,885,113    $ 6,674,789    $ 2,885,113    $ 6,674,789
                                        ===========    ===========    ===========    ===========


See notes to financial statements.

                                                                4

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

     On September 30, 1994, the Partnership adopted the liquidation basis of accounting. The statements of net assets in process of liquidation at June 30, 1996 and December 31, 1995 and the statements of changes in net assets in process of liquidation for the three and six months ended June 30, 1996 and June 30, 1995 have been prepared on a liquidation basis. Assets have been presented at estimated net realizable value and liabilities have been presented at estimated settlement amounts.

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

         PART I. FINANCIAL INFORMATION

         ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Partnership realized expenses in excess of revenues from operations during the first and second quarter of 1995. Such excess expenses incurred were generally anticipated and within amounts accrued for such purposes under accrued expenses and other liabilities and reserve for estimated costs during period of liquidation. Aside from such expenses, no adjustment was made to the reserve for estimated costs during the period of liquidation. The expenses in excess of revenues from operations is unaffected by depreciation and amortization expenses, as such expenses are not recognized under liquidation basis accounting.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1995, the Partnership had $3,207,319 in cash and cash equivalents deposited primarily in interest-bearing accounts. On March 19, 1996 and May 14, 1996 the Partnership received cash distributions from Charter Holdings of $538,200 and $5,515,567, respectively. The Partnership received note payments plus all accrued interest and paid some accrued liabilities and expenses during the first six months of 1996, and, as a result, cash and cash equivalents exceeded total liabilities by $3,045,651.

     The liquidity needs of the Partnership for the remainder of 1996 are expected to be satisfied by existing cash reserves.

     The Partnership has in reserve approximately $280,000 as of June 30, 1996 to cover certain costs during the period of liquidation including professional fees, general and administration expenses, contingency reserves and other costs related to dissolution and winding up.

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




Date: August 23, 1996                                 \s\ Tommy L. Gleason
                                                   -----------------------
                                                   BY:
                                                   Tommy L. Gleason, Jr.
                                                       President and Director




Date: August 23, 1996                                    \s\ J. Keith Davidson
                                                       -----------------------
                                                   BY: J. Keith Davidson
                                                       Chief Financial Officer