Form 10-Q
period 1996-09-30
GALAXY CABLEVISION L P
filed 1996-11-15
CIK 809608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1996

     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

     Commission file number 1-9423

       GALAXY CABLEVISION, L.P.
     (Exact name of Registrant as specified in its charter)

         Delaware                           43-1429049
         -----------------            ---------------------

  (state of incorporation)      (IRS Employer Identification Number)
  --------------------------   ------------------------------------

 c/o Galaxy Cablevision Management, Inc.
 1220 North Main, Sikeston, Missouri                63801
 -----------------------------------              -----------

 (address of principle executive offices)          (zip code)
 ---------------------------------------------    -----------

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

Yes        x
     No


Number of Limited Partnership Units outstanding as of November 1,
1996 - 2,142,000
                            GALAXY CABLEVISION, L.P.

                                    FORM 10-Q

                          FOR THE THREE AND SIX MONTHS
                            ENDED SEPTEMBER 30, 1996

                                      INDEX


                                                                         PAGE


PART I.    Financial Information

     Item 1.   Financial Statements .......................................3
          Notes to Financial Statements....................................5

     Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations ......................................................6

PART II.   Other Information ..............................................7




                          PART I. FINANCIAL INFORMATION

                         ITEM 1. -- FINANCIAL STATEMENTS

                            GALAXY CABLEVISION, L.P.
                     (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
                           STATEMENTS OF NET ASSETS IN
                             PROCESS OF LIQUIDATION


                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------
                                               (unaudited)

CASH AND CASH EQUIVALENTS                      $3,334,966             $1,435,941

OTHER CURRENT ASSETS                              787,092

ESCROW DEPOSITS                                   101,100

INVESTMENT IN AFFILIATE(Note 2)                 3,800,000

NOTES RECEIVABLE Note 3)                        1,747,037
                                               ----------             ----------

TOTAL ASSETS                                    3,334,966              7,871,170

                                               ----------             ----------


ACCRUED EXPENSES AND OTHER
  LIABILITIES                                      94,620                 75,805

DUE TO AFFILIATES-NET                              71,478                 77,481

RESERVE FOR ESTIMATED COSTS
     DURING PERIOD OF LIQUIDATION                 427,108                500,000

TOTAL LIABILITIES                                 593,206                653,286
                                               ----------             ----------

NET ASSETS IN PROCESS
     OF LIQUIDATION                            $2,741,760             $7,217,884
                                               ==========             ==========

 See notes to financial statements.

                            GALAXY CABLEVISION, L.P.
                     (IN PROCESS OF LIQUIDATION-NOTES 1 & 2)
                      STATEMENT OF CHANGES IN NET ASSETS IN
                             PROCESS OF LIQUIDATION
                                   (unaudited)


                                                      For the three and nine months ended
                                                September 30,               September 30,
                                             1996           1995            1996           1995
                                             ----           ----            ----           ----

Net Assets in Process of Liquidation,
     Beginning of Period                $ 2,885,113    $ 6,674,789    $ 7,217,884    $ 8,338,425

Expenses in Excess of Revenues
      from Operations                          (969)      (684,238)

Increase (Decrease) in Valuation of
     Investment of Affiliate                800,000      2,093,229      1,300,000

Distributions Paid (Note 4)              (6,426,000)

Reduction (Increase) in Reserve for
     Estimated Costs During Period
      of Liquidation                       (143,353)           969       (143,353)       684,238
                                        -----------    -----------    -----------    -----------


Net Assets in Process of Liquidation
     End of Period                      $ 2,741,760    $ 7,474,789    $ 2,741,760    $ 7,474,789
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

 On September 30, 1994, the Partnership adopted the liquidation basis of accounting. The statements of net assets in process of liquidation at September 30,
1996 and December 31,
1995 and the statements of changes in net assets in process of liquidation for the three and nine months ended September 30, 1996 and September 30, 1995 have been prepared on a liquidation basis. Assets have been presented at net realizable value and liabilities have been presented at settlement amounts.


2.  DISTRIBUTIONS TO UNITHOLDERS AND GENERAL PARTNERS

 On November 5, 1996, the Galaxy Cablevision Management, L.P. as the Managing General Partner of the Partnership (the "Manager") approved a distribution of $1.28 per unit to the Unitholders of record as of the close of business on November 5, 1996. This distribution will result in a payment of $2,741,760 to the Unitholders. This distribution will be paid during the week of the 18th of November. This represents the final liquidating distribution to the Unitholders.

PART I.  FINANCIAL INFORMATION

     ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 The Partnership realized expenses in excess of revenues from operations during the first nine months of 1995. Such excess expenses incurred were generally anticipated and within amounts accrued for such purposes under accrued expenses and other liabilities and reserve for estimated costs during period of liquidation. An adjustment was made to increase the reserve for estimated costs during the period of liquidation during the third quarter of 1996 in the amount $143,353.

LIQUIDITY AND CAPITAL RESOURCES

 As of September 30, 1995, the Partnership had $3,334,966 in deposited primarily in interest-bearing accounts. Cash and cash equivalents exceeded total liabilities by $2,741,760. These remaining liabilities of the Partnership were subsequently paid during October of 1996.

WINDING UP

 Having sold all of its operating assets, the Partnership is now in the process of dissolution and winding up. All liabilities were paid and provisions made for conditional, contingent and unmatured claims as of November 5, 1996 and, as a result, Manager approved the liquidation and termination of the Partnership on November 6, 1996. All future claims , including conditional, contingent and unmatured claims against the partnership have been assumed by Galaxy Cablevision Management, Inc., a general partner of the Manager.

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




Date: November 13, 1996                   \s\ Tommy L. Gleason
                                            --------------------
                                        BY:  Tommy L. Gleason, Jr.
                                            President and Director




Date: November 13, 1996                  \s\ J. Keith Davidson
                                         ----------------------
                                        BY: J. Keith Davidson
                                            Chief Financial Officer